Form 10-K
period 1993-12-31
SEALED AIR CORP
filed 1994-03-22
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
(Mark one)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1993, OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          for the transition period from         to

                       Commission File Number 1-7834

                          SEALED AIR CORPORATION
          (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware I.R.S. Employer Identification Number: 22-1682767
Address of principal executive offices: Park 80 East,
                                        Saddle Brook, New Jersey 07662-5291
Registrant's telephone number, including area code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class:    Name of each exchange on which registered:
  Common Stock, par value           New York Stock Exchange
      $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 15, 1994 was approximately $555,231,000.

     The number of outstanding shares of the registrant's Common
Stock as of March 15, 1994 was 19,879,355.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1993 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K.

     Portions of the registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  PART I

Item 1.   Business

          Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged primarily in the manufacture and sale of a wide variety of protective and specialty packaging materials and systems.

          The Company's operations are conducted primarily in North America, Europe and the Far East, and its products are distributed in these areas as well as in other parts of the world. Information by geographic area, including net sales, operating profit and identifiable assets, for each of the three years in the period ended December 31, 1993 appears in Note 4 of the Notes to Consolidated Financial Statements, which are contained in the Company's 1993 Annual Report to Stockholders. Such Note is incorporated herein by reference.

Products

          The Company's principal protective and specialty packaging products are engineered products, surface protection and other cushioning products, and food packaging products. Certain of these products are also produced for non-packaging applications. The Company also manufactures and sells certain other products discussed below.

          The net sales contributed by each class of product for each of the five years in the period ended December 31, 1993 appears in the table under the caption "Selected Financial Data" in the Company's 1993 Annual Report to Stockholders, which data is incorporated herein by reference.

Engineered Products

          The Company's engineered products include its Instapak(R) polyurethane foam packaging systems, specialty polyethylene foams for packaging and non-packaging uses, and Korrvu(R) suspension packaging.

          Instapak(R) Systems

          Instapak(R) polyurethane foam packaging systems consist of proprietary blends of polyurethane chemicals and specially designed dispensing equipment, certain features of which are patented. The Company also manufactures a line of Instamate(R) polyolefin films, which are high-performance plastic films
designed for use with Instapak(R) packaging systems.   Most of
the Company's net sales from Instapak(R) systems are attributable to the sale of the polyurethane chemicals and polyolefin films used in the systems installed at customer locations.

          Instapak(R) chemicals, films and equipment are marketed as integrated packaging systems to provide protective packaging for a wide variety of products, including computer, electronic, office, medical and communications equipment, compressors and motors, furniture and spare parts, and void-fill packaging of office supplies, books, cosmetics and other small products for distribution. Instapak(R) systems are also used to produce polyurethane foams used in certain non-packaging applications, including Instapak(R)-Floral, a foam introduced in 1993 for use as a design base for artificial flower arrangements.

          An Instapak(R) packaging system allows a customer to create protective cushions for products of any shape and thus to tailor its protective packaging to its individual products and needs. When Instapak(R) chemicals are mixed together and dispensed, they expand up to 200 times their liquid volume within seconds after they are dispensed to form a foam cushion. Because Instapak(R) chemicals expand significantly in volume only when mixed together, the storage space required for the chemicals before use is very low.

          The Company purchases chemicals from various suppliers, including major chemical companies, and blends these chemicals according to its own proprietary formulations. The Company offers its Instapak(R) customers a family of protective packaging foams, ranging from low-density foams used for light cushioning and void-fill applications to heavy-duty foams used for blocking and bracing heavy items.

          The Company produces a number of dispensing equipment models for low, medium and high volume use and maintains an ongoing program to develop new equipment models to meet evolving customer needs. Hand-held equipment models range from low-volume single station systems to microprocessor-controlled multiple station systems. The Company also offers its high speed Instapacker(TM) automated system and its VersaPacker(TM) system, a bench-top version of the Instapacker(TM) system, both of which produce ready-to-use foam cushions consisting of Instamate(R) film bags filled with Instapak(R) foam. Generally, customers may either buy or lease equipment from the Company for use with Instapak(R) systems.

          The Instapak(R) foam-in-place process generally involves either dispensing liquid chemicals into a container and separating the product being packaged from the rising foam cushion with Instamate(R) film or producing foam-filled Instamate(R) film bags that are inserted into the container with the product being packaged. Once the container is closed and sealed, the expanding foam cushion fills the box and completes the package for shipment. The foam cushions either encapsulate the product in its container or, in the case of foam-filled bags, can be used as top or bottom cushions or as a void-fill material to restrain the product in its shipping container.

          Customers are also able to produce pre-formed Instapak(R) foam cushions for use in packaging a wide range of products. The Company offers assistance to its customers in producing, or in preparing the molds used to produce, such pre-formed cushions. The Company offers Instamolder(TM) semi-automated cushion molding equipment that produces Instapak(R) cushions using the Instapacker(TM) system.

          Specialty Polyethylene Foams

          The Company manufactures and sells extruded plank foams and Polylam(R) laminated foams for packaging and non-packaging applications. Extruded plank foam is offered in varying densities and thicknesses up to 4 inches. Polylam(R) foam is produced in various densities and laminated into thicknesses ranging up to 6 inches. These polyethylene foams are generally sold to fabricators and converters for packaging and non-packaging applications in which a clean, non-abrasive material is required with such properties as shock absorption, vibration dampening, thermal insulation or buoyancy. These foams can be produced in various colors and are available in anti-static and flame-retardant forms. In packaging applications, these foams are fabricated into a wide range of protective packaging shapes, forms and die-cuts for designed packages in which a clean, attractive appearance and cushioning or blocking and bracing performance is needed. Non-packaging applications for specialty foams include construction, automotive, sporting and athletic equipment products. During 1993, the Company introduced post-consumer recycled content into certain of its specialty polyethylene foam product lines.

          Korrvu(R) Suspension Packaging

          The Company is engaged in the development, manufacture and sale of Korrvu(R) suspension packaging, which is covered by certain patents. A Korrvu(R) package suspends the product to be packaged in the air space of its shipping container between two strong, flexible low-slip films.

Surface Protection and Other Cushioning Products

          The Company's surface protection and other cushioning products include air cellular cushioning materials, protective and durable mailers, thin polyethylene foams, paper packaging products, automated packaging systems and certain other packaging products.

          Air Cellular Cushioning Materials

          The Company manufactures and markets air cellular cushioning materials primarily under the trademarks AirCap(R) and PolyCap(R). These materials consist of air bubbles encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's PolyCap(R) R line of air cellular cushioning material is similar to AirCap(R) cushioning in construction except that its plastic film contains a lighter barrier layer.

          The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers. AirCap(R) cushioning is used primarily to protect a wide variety of lightweight and medium-weight delicate items, such as instruments, electronic components and glassware, that have no limitation on their shipping and shelf-life cycles. PolyCap(R) R cushioning is used primarily for a wide variety of lightweight products that have a relatively short shipping and shelf-life cycle. The Company also markets anti-static and flame-retardant forms of its air cellular cushioning materials.

          The Company's air cellular cushioning materials are produced in various forms, including continuous rolls, perforated rolls and sheets, depending on customer preference. These materials can be used alone or laminated to other materials such as paper or cardboard. They are also available in bag form (marketed under the trademark Bubblebags(R)), primarily used to provide product protection to small parts. The Company's air cellular cushioning materials can be varied in the size, shape and spacing of their encapsulated air bubbles and the thickness of the plastic to provide specific types of performance in protective packaging and cushioning. Since the beginning of 1993, the Company has broadened the use of post-industrial and post-consumer recycled polyethylene resin content in its Aircap(R) and Polycap(R) R product lines.

          The Company also manufactures and sells adhesive-coated air cellular cushioning material under the trademark Bubble Mask(R) and cohesive air cellular cushioning material under the trademark Cold Seal(R) AirCap(R). Polypride(TM) air cellular materials, added to the Company's product line in 1993, are multi-web materials with high tensile strength used primarily as furniture wrapping.

          Protective and Durable Mailers

          The Company manufactures and markets a variety of protective and durable mailers that are made in several standard sizes and are used for mailing or shipping a wide variety of items for which clean, lightweight preconstructed protective packages are desirable. They can provide the user with significant postage savings, ease of use and enhanced product protection relative to other types of mailers and shipping containers.

          The Company's protective mailers include lightweight, tear-resistant, heat-sealable mailers marketed under the trademark Jiffylite(R) that are lined with air cellular cushioning material. The Company's Jiffylite(R) R line of mailers are made from recycled kraft paper and the Company's
PolyCap(R) R air cellular cushioning materials.

          These products also include the widely used Jiffy(TM) padded mailers made from recycled kraft paper padded with macerated recycled newspaper, Jiffy(TM) reinforced mailers, which are highly tear resistant and moisture retardant, Jiffy(TM) utility mailers, which are low-cost, lightweight mailers without padding, and Jiffy(TM) Rigi Bag(R) mailers, which are rigid mailers without padding that are well suited for products such as books and photographs. The Company also manufactures and markets Jiffy(TM) foam-lined mailers and Jiffy(TM) floppy disk mailers, which are lined with thin polyethylene foam. During 1993, the Company increased the recycled content of the kraft paper used in many of these mailer lines and introduced post-consumer recycled content into the foam lining of certain foam mailer products.

          During 1993, the Company expanded its mailer product line with its acquisition of the Shurtuff(R) durable plastic mailer product line. These mailers, which are produced from coextruded polyethylene film, are lightweight, water-resistant, tamper-evident and puncture-proof and are used by a wide range of customers, including air courier, mail order, banking, security and office supply services.

          Thin Polyethylene Foams

          In addition to the specialty polyethylene foams described previously, the Company manufactures thin polyethylene foams in roll or sheet form in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company also sells thin polyethylene foam that has anti-static properties and foam laminate products in which the foam is laminated to paper, polyethylene film or other substrates for specialized applications. The Company's Quicksilver(TM) polyethylene film and foam laminates have cohesive properties for masking and other applications. During 1993, the Company introduced post-consumer recycled content into certain of its thin polyethylene foam product lines.

          Low-density thin polyethylene foam manufactured by the Company is marketed primarily in the United States, Canada and Europe under the trademark Cell-Aire(R) and is used primarily for surface protection and light-duty cushioning.

          Medium-density thin polyethylene foam is marketed in the United States under the trademark Cellu-Cushion(R) as a cushioning material to protect products from damage through shock or vibration during shipment. The Company also manufactures special density polyethylene foams for a variety of packaging and non-packaging applications.

          Paper Packaging Products

          The Company manufactures recycled kraft, tissue and creped paper in the United States. Some of such paper is used as a raw material in the manufacture of the Company's protective mailer and food packaging products or sold to unaffiliated customers. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft(R), Custom Wrap(TM), Jiffy(TM) Padwrap(R), and Void Kraft(TM) for industrial surface protection, furniture surface protection, moving and storage blankets, and for use as cushioning or void fill in various packaging applications.

          Packaging Systems

          The Company produces and markets the Instasheeter(TM) high-speed converting system, designed for on-line packaging applications, which automatically converts the Company's flexible packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, described above, into sheets of a pre-selected size and quantity. The Company also produces and markets the Accu-Cut(TM) converting system, an economical system for converting the Company's flexible packaging materials in off-line packaging applications.

          The Company's Jiffy Packer(TM) high-speed dunnage system, which is marketed in Europe under the name Paper Boy(TM) and in Japan under the name EcoPacker(TM), produces paper dunnage material on site from the Company's 3-ply Void Kraft(TM) recycled kraft paper. During 1993, the Company introduced a benchtop version of the Jiffy Packer(TM) system.

          During 1993, the Company began selling its VoidPak(TM) inflatable packaging system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, available in several sizes. When inflated, the bags can be used in a wide range of void fill applications, and they can be deflated and re-inflated for reuse.

          Other Packaging Products

          The Company participates in a joint venture called PolyMask Corporation with Minnesota Mining and Manufacturing Company ("3M") that manufactures and sells protective tapes consisting of adhesive-coated polyethylene films marketed by 3M. These products are used primarily for protecting the surfaces of polished metal, glass, plastic and other materials from abrasion during fabrication, handling and shipping. This joint venture is accounted for using the equity method.

Food Packaging Products

          The Company manufactures in the United States and the Netherlands and sells in the United States, Canada, the Far East, Europe and other areas certain food packaging products, including primarily Dri-Loc(R) absorbent pads, certain features of which are covered by U.S. patents. The Company has also introduced other absorbent pads that utilize the features of its Dri-Loc(R) pads, including the Company's Pad-Loc(TM) pad for the poultry processor industry. These products are used in meat, fish and poultry trays to absorb excess fluids.

          The Company's Dri-Loc(R) pads consist of two layers of polyethylene film sealed on all four sides which enclose a layer of fluffed virgin wood-pulp fibers. On one side, the layer of film has tiny holes that permit fluids to be absorbed and retained by the enclosed fibers. The Company believes that Dri-Loc(R) pads are more effective and aesthetically attractive than conventional absorbent pads.

          The Company also manufactures conventional padding, sold as individual pads and in roll stock form for use by converters and processors to prepad trays. This padding consists of layers of bleached crepe tissue with one or two outer layers of polyethylene film. The Company also sells supermarket display case liners, which are similar in construction to conventional padding, under the trademark Cellu Liner(TM).

Other Products

          The Company's other products consist primarily of loose-fill polystyrene packaging, products that control static electricity, and recreation and energy conservation products.

          Subsidiaries of the Company in Hong Kong, Malaysia,
Mexico, Singapore and Taiwan produce loose-fill polystyrene packaging for sale under the trademark Mic-Pac(TM) to customers in those countries.

          In addition to air cellular cushioning materials and polyethylene foam with anti-static properties, the Company sells other products related to the elimination and neutralization of static electricity, including conductive shielding bags, floor mats, worktable coverings, and wrist and foot straps. Static control products, which are sold primarily in the United States and the Far East, are used principally by manufacturers of static-sensitive microelectronic devices.

          Subsidiaries of the Company in Canada and Europe manufacture translucent air cellular material similar to AirCap(R) cushioning that is fabricated into solar pool covers. In the United States, the Company manufactures and sells solar heating systems for swimming pools that use thermostatically controlled pumps to circulate pool water through plastic solar collector panels.

Foreign Operations

          The Company has subsidiaries in Canada, England, France, Italy, Mexico, Spain and Sweden that manufacture certain of its surface protection and other cushioning products, a subsidiary in the Netherlands that produces Instapak(R) chemicals, Instamate(R) films and Dri-Loc(R) pads, a 50%-owned joint venture in Canada that manufactures specialty and thin polyethylene foams, and a subsidiary in Germany that manufactures Korrvu(R) suspension packaging. Together with a sales and marketing subsidiary in Belgium, these subsidiaries market most of the Company's products in Canada, Mexico and Europe. During 1993, the Company introduced its Instapak(R) products into Mexico, established two new manufacturing operations for air cellular cushioning materials in Europe, and expanded the sale of Dri-Loc(R) food packaging products in Europe and the Far East.

          Subsidiaries of the Company in Hong Kong, Japan, Malaysia, Singapore and Taiwan are engaged primarily in the marketing of Instapak(R) products in those countries and other countries in the Far East. Certain of these subsidiaries also produce or market certain of the Company's other protective packaging products. A new subsidiary was established in early 1994 in Korea to market Instapak(R) and other products in that country.

          The Company has foreign licensees that manufacture certain of its surface protection and other cushioning products in Australia, Chile, England, Germany, Italy, Japan, South Africa and Sweden. Licensing revenues are not material to the Company's consolidated financial statements.

          During 1993, 1992 and 1991, foreign net sales represented approximately 27%, 30% and 32%, respectively, of the Company's total net sales, while operating profit from foreign operations represented approximately 20%, 25% and 32%, respectively, of the Company's total operating profit. For a discussion of the factors affecting these changes in foreign net sales and operating profit, see Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Company's 1993 Annual Report to Stockholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations.

Marketing, Distribution and Customers

          The Company employs several hundred sales and account representatives in the countries in which it has operations who market the Company's products through a large number of distributors, fabricators and converters as well as directly to end users. In the United States and certain other countries, the Company has separate sales and marketing groups for its engineered products, its surface protection and other cushioning products, its food packaging products and certain of its other products. These groups often work together to develop market opportunities for the Company's products.

          To assist its marketing efforts and to provide specialized customer services, the Company maintains packaging laboratories in many of its United States and foreign facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer. Certain of these laboratories also design and construct molds for Instapak(R) packaging customers who prefer to use preformed foam cushions.

          The Company has no material long-term contracts for the distribution of its protective packaging products. In 1993, no customer or affiliated group of customers accounted for as much as 5% of the Company's consolidated net sales.

Raw Materials

          The raw materials utilized in the Company's operations generally have been readily available on the open market and are purchased from several suppliers, reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's operations include polyethylene resins and films, polyurethane chemicals, and paper and wood pulp products (including recycled or reprocessed paper products, resins, films and chemicals) and blowing agents used in foam products.

Product Development

          The Company incurred expenses of $9,168,000 related to Company-sponsored research and development in 1993 compared with $9,414,000 during 1992 and $9,876,000 during 1991. The Company maintains a continuing effort to develop new products based on its existing product lines as well as new packaging and non-packaging applications for its products. The Company also maintains ongoing efforts to add or increase recycled or reprocessed content in its product lines.

Patents and Licenses

          The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes and equipment. While some of these patents and licenses, as well as certain trademarks which the Company owns, offer some protection and competitive advantage for the Company's products and their manufacture, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its research and product technology.

Competition

          The Company's engineered products and its surface protection and other cushioning products compete with similar products made by others and with a number of other packaging materials, including various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, and, for protective mailers, also with envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's engineered products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. Certain firms producing competing products are well established and may have greater financial resources than the Company. Competition for most of the Company's protective packaging products is based primarily on packaging performance characteristics, service and price. As discussed below under "Environmental Matters," the Company is also subject to competitive factors affecting packaging materials that are based upon customers' environmental preferences.

          Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near markets. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to major markets in North America and Europe. The Company believes that it is the leading manufacturer of air cellular cushioning materials containing a barrier layer and polyurethane foam packaging systems in the geographic areas in which it sells these products.

          There are a number of competing manufacturers of food packaging products in the United States, Canada and Europe. The Company believes that its Dri-Loc(R) products have a competitive advantage over conventional pads because of their efficiency and aesthetic appearance. Conventional pads and display case liners compete primarily on the basis of price, absorbency and service. The Company believes it is one of the leading suppliers of meat, fish and poultry absorbent pads to supermarkets and poultry processors in the United States.

Environmental Matters

          The Company, like other manufacturers, is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

          In response to the United States Clean Air Act Amendments of 1990 and regulations thereunder, which prohibit the sale of packaging foams manufactured with chlorofluorocarbons ("CFCs") and hydrochlorofluorocarbons ("HCFCs") in the United States after the end of 1993, and the Montreal Protocol, as amended, during 1993 the Company completely eliminated the use of CFC and HCFC blowing agents in its polyurethane and polyethylene foam products and processes. The Company's capital expenditures for environmentally related projects related to such transition have not been material.

          In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content, sale or disposal of packaging materials. In addition, customer demand has increased during the last few years for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste. While these issues have become a competitive factor in the marketplace for packaging materials, the Company maintains active programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand. The Company believes that its protective packaging materials offer superior packaging protection, enabling customers to achieve lower package cube and weight using the Company's protective packaging materials than with many alternative packaging methods, thereby reducing the disposal of damaged products as well as the generation of packaging waste. Because the Company offers both plastic-based and paper-based protective packaging materials, customers can select the protective packaging materials that they consider to best meet their performance and cost needs and environmental preferences.
A number of the Company's product lines incorporate recycled or reprocessed content, and the Company maintains ongoing efforts to add or increase recycled or reprocessed content in many of its product lines.

          The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for certain of the Company's products or product packaging and for materials used in certain of the Company's products, including a program with Dow Chemical Company aimed at recovering and recycling polyethylene materials from customers, an Instapak(R) foam return program with return sites throughout the United States, collection programs for packaging materials in Germany and elsewhere in Europe, and local newspaper collection programs to obtain materials used to produce Jiffy(TM) padded mailers and certain other products. Whenever possible, materials collected through these collection programs are reprocessed and either reused in the Company's operations or offered to other manufacturers for use in other products. Certain of the Company's protective packaging products can be reused and, as an alternative to recycling or disposal in solid waste landfills, are suitable fuel sources for waste-to-energy conversion facilities.

Employees

          At December 31, 1993, the Company had approximately
2,750 employees, with approximately 250 employees covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Item 2.   Properties

          The Company's products are manufactured at twenty-two locations in the United States, three other locations in North America, including facilities in Puerto Rico, Canada and Mexico, nine locations in Europe, including facilities in England, France, Germany, Italy, the Netherlands, Spain and Sweden, and four locations in the Far East, including facilities in Hong Kong, Malaysia, Singapore and Taiwan.

          In the United States, the Company's Instapak(R) products are manufactured at a facility in Connecticut and its surface protection and other cushioning products, its food packaging products and certain of its other products are manufactured at facilities in California, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania and Texas. The Company occupies other facilities containing sales, technical or administrative offices at several locations in the United States and abroad and maintains sales offices in Belgium and Japan.

          The Company owns twenty-one of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained.

Item 3.  Legal Proceedings

          In December 1992, the United States Environmental Protection Agency ("EPA") issued a unilateral administrative order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), to the Company and approximately sixteen other persons, including several major corporations, whom it alleged to be potentially responsible parties ("PRPs"), ordering the listed PRPs to undertake certain interim remedial actions at a National Priorities List site known as the Skinner Landfill in West Chester, Ohio (the "Site"). The Company understands that the EPA designated the Company as a PRP for the Site based on the EPA's allegation that the Company is a successor to a company that the EPA alleges disposed of wastes at the Site in the years 1958 through 1963. Based upon the information currently available about the Site, the Company believes that there is no basis for the EPA's position that the Company should be properly designated as a PRP with respect to the Site, and accordingly the Company advised the EPA that it did not intend to comply with the order. To the Company's knowledge, the EPA has not yet determined whether to commence an action to attempt to enforce the order against the Company. However, the Company believes, based upon the available information about the Site, that it had sufficient cause not to comply with the order, and the Company intends to defend its position should such an action be commenced.

          The Company is also involved in various lawsuits and administrative and other proceedings (including environmental proceedings relating to superfund sites and other alleged clean-up obligations) incidental to its business. The Company believes that the outcome of any such lawsuits or other proceedings (including the environmental matter described above) will not have a material adverse effect on its consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1993.

Executive Officers of the Registrant

          The information appearing in the following table sets forth the current position or positions held by each executive officer of the Company, his age as of March 15, 1994, the year in which he first was elected to his current position and the year in which he first was elected an officer of the Company:

Name and            Age as of     First Elected to    First Elected
Current Position  March 15, 1994  Current Position     an Officer

T. J. Dermot Dunphy      61              1971              1971
President, Chief
Executive Officer
and Director

Elmer N. Funkhouser III  52              1984              1982
Senior Vice President

William V. Hickey        49              1990              1980
Senior Vice President-
Finance

Warren H. McCandless     53              1991              1990
Senior Vice President

Dale Wormwood            59              1991              1989
Senior Vice President

Peter B. Ayrton          59              1992              1992
Vice President

James A. Bixby           50              1990              1990
Vice President

Bruce A. Cruikshank      51              1990              1990
Vice President

Jean-Luc Debry           48              1992              1992
Vice President

Robert A. Pesci          48              1990              1990
Vice President

Horst Tebbe              53              1986              1986
Vice President

Robert M. Grace, Jr.     47              1981              1981
General Counsel
and Secretary

          All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years. In December 1989, Mr. Funkhouser entered into an agreement with the U.S. Department of Justice pursuant to which he pled guilty to a misdemeanor charge relating to willful disclosure of a false document prepared and filed by a former employee of the Company with the U.S. Department of the Treasury.

          There are no family relationships among any of the Company's officers or directors.

                                  PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters

          The information appearing under the caption "Common
Stock Information" in the Company's 1993 Annual Report to
Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

          The information appearing under the caption "Selected
Financial Data" in the Company's 1993 Annual Report to
Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          The information appearing under the caption
"Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to
Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Interim Financial Information (Unaudited)

          The information appearing under the caption "Interim
Financial Information (Unaudited)" in the Company's 1993 Annual
Report to Stockholders is incorporated herein by reference.

Financial Statements and Schedules

          See Index to Consolidated Financial Statements and
Schedules on page F-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There has been no change in the independent auditors of the Company's financial statements during 1992 or 1993 or subsequent thereto.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

          Part of the information required in response to this
Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders under the caption "Information Concerning Nominees." All such information is incorporated herein by reference.

Item 11.  Executive Compensation

          The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders under the caption "Directors' Compensation" and under the subheadings "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation," and such information is incorporated herein by reference. Such incorporated information does not include the information under the subheadings "Report of Organization and Compensation Committee on Executive Compensation" and "Common Stock Performance Comparison" under the caption "Executive Compensation" in such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1994 Annual
Meeting of Stockholders under the caption "Voting Securities," and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

                                  PART IV

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

     (a)  Documents filed as a part of this Annual Report on Form
10-K:

          (i)  Financial Statements and Financial Statement Schedules

          See Index to Consolidated Financial Statements and
Schedules on page F-2 herein.

          (ii)  Exhibits

Exhibit                     Description
Number

3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect. (Exhibit
               (2)(B) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992, File No. 1-7834, is incorporated herein by reference.)

3.2 Amendment to the By-Laws of the Company adopted on December 16, 1993.

3.3            By-Laws of the Company as currently in effect.

4 Indenture dated as of July 1, 1989 between the Company and The First National Bank of Boston, as
               Trustee.  (Exhibit 4.1 to the Company's
               Registration Statement on Form S-2, Registration
               No. 33-28940, is incorporated herein by
               reference.)

10.1           Contingent Stock Plan of the Company, as amended.
               (Exhibit 4(c) to the Company's Registration
               Statement on Form S-8, Registration No. 33-41734, is incorporated herein by reference.)*

10.2 Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit A to the Company's Proxy Statement for the annual meeting held on May 17, 1991, File No. 1-7834, is incorporated herein by reference.)*

10.3           Revolving Credit Agreement between United Jersey
               Bank and the Company dated March 10, 1994.

13             Portions of the Company's 1993 Annual Report to
               Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

22             Subsidiaries of the Company.

24             Consent of KPMG Peat Marwick.

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1993.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEALED AIR CORPORATION
                                       (Registrant)

Date:  March 22, 1994              By T. J. DERMOT DUNPHY
                                      T. J. Dermot Dunphy
                                      President

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Date

By   T. J. DERMOT DUNPHY                  March 22, 1994
     T. J. Dermot Dunphy
     President and Director
     (Principal Executive Officer)

By   WILLIAM V. HICKEY                    March 22, 1994
     William V. Hickey
     Senior Vice President-Finance
     (Principal Financial Officer
     and Principal Accounting Officer)

By   JOHN K. ARMSTRONG                    March 22, 1994
     John K. Armstrong
     Director

By   JOHN K. CASTLE                       March 22, 1994
     John K. Castle
     Director

By   LAWRENCE R. CODEY                    March 22, 1994
     Lawrence R. Codey
     Director

By   CHARLES F. FARRELL, JR.              March 22, 1994
     Charles F. Farrell, Jr.
     Director

By   DAVID FREEMAN                        March 22, 1994
     David Freeman
     Director

By   SHIRLEY A. JACKSON                   March 22, 1994
     Shirley A. Jackson
     Director

By   ALAN H. MILLER                       March 22, 1994
     Alan H. Miller
     Director

By   R. L. SAN SOUCIE                     March 22, 1994
     R. L. San Soucie
     Director

Page F-1

                                SEALED AIR CORPORATION



                     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                      Years ended December 31, 1993, 1992 and 1991



















                       SEALED AIR CORPORATION AND SUBSIDIARIES
             Index to Consolidated Financial Statements and Schedules



                                                                  Page

Independent Auditors' Report                                       *

Financial Statements:
     Consolidated Statements of Earnings for the years
       ended December 31, 1993, 1992 and 1991                      *
     Consolidated Balance Sheets - December 31, 1993 and 1992 * Consolidated Statements of Shareholders' Equity (Deficit) for
       the years ended December 31, 1993, 1992 and 1991            *
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991                            *
     Notes to Consolidated Financial Statements                    *


Independent Auditors' Report on Schedules                         F-3


Schedules:
   V - Property, Plant and Equipment                              F-4
  VI - Accumulated Depreciation and Amortization of
       Property, Plant and Equipment                              F-5
VIII - Valuation and Qualifying Accounts                          F-6
  IX - Short-Term Borrowings                                      F-7
   X - Supplementary Income Statement Information                 F-8


______________________________
*The information required appears on pages 17 through 30 of the Company's 1993 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Page F-3
Independent Auditors' Report on Schedules


The Board of Directors and Shareholders
Sealed Air Corporation:

Under date of January 19, 1994, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   S/KPMG Peat Marwick
                                   KPMG Peat Marwick


Short Hills, New Jersey
January 19, 1994



                                            SEALED AIR CORPORATION AND SUBSIDIARIES                           SCHEDULE V
                                                 PROPERTY, PLANT AND EQUIPMENT
                                         YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                   (In thousands of dollars)



                                          ADDITIONS AT COST
                          BALANCE AT                 PROPERTY &                TRANSFERS         OTHER
                          BEGINNING       CAPITAL    EQUIPMENT    RETIREMENTS  BETWEEN           ADDITIONS/     BALANCE AT
CLASSIFICATION            OF YEAR      EXPENDITURES  ACQUIRED(1)  OR DISPOSALS CLASSIFICATIONS  (DEDUCTIONS)(2) END OF YEAR

1993
Land and buildings         $ 50,086     $  1,447     $      -        $      -      $  9,077        $ (1,952)       $ 58,658
Machinery and equipment     113,749        2,200        4,453             845         5,207          (2,982)        121,782
Leasehold improvements        5,523        1,058           14           1,748           (28)           (617)          4,202
Furniture and fixtures       10,680          256           28           1,361           834            (257)         10,180
Construction in progress      5,094       17,513            -               -       (15,090)           (131)          7,386
   Totals                  $185,132     $ 22,474     $  4,495        $  3,954      $      -        $ (5,939)       $202,208


1992

Land and buildings         $ 49,052     $    373     $    778        $     37      $    395        $   (475)       $ 50,086
Machinery and equipment     108,564        1,460          353             484         7,324          (3,468)        113,749
Leasehold improvements        5,397           79            -               -           133             (86)          5,523
Furniture and fixtures       10,036          300            -             427           937            (166)         10,680
Construction in progress      4,922        9,014            -               -        (8,789)            (53)          5,094
   Totals                  $177,971     $ 11,226     $  1,131        $    948      $      -        $ (4,248)       $185,132

1991

Land and buildings         $ 47,828     $  2,171     $      -        $      8      $    265        $ (1,204)       $ 49,052
Machinery and equipment      81,955        3,151       26,421           1,612         6,413          (7,764)        108,564
Leasehold improvements        4,441          483            -              14           528             (41)          5,397
Furniture and fixtures        9,680          147            -             138           688            (341)         10,036
Construction in progress      2,174        9,993          685               -        (7,894)            (36)          4,922
   Totals                  $146,078     $ 15,945     $ 27,106        $  1,772      $      -        $ (9,386)       $177,971


(1)  Property, plant and equipment of companies acquired at dates of acquisition (see note 3 of Notes to Consolidated
     Financial Statements).

(2)  Principally foreign currency translation adjustments and, in 1991, assets of businesses sold (see notes 1 and 3 of the
     Notes to Consolidated Financial Statements).






                                      SEALED AIR CORPORATION AND SUBSIDIARIES                                 SCHEDULE VI
                                            ACCUMULATED DEPRECIATION AND
                                   AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                             (In thousands of dollars)



                             BALANCE AT        ADDITIONS                           OTHER NET(1)
                             BEGINNING         CHARGED           RETIREMENTS       ADDITIONS/        BALANCE AT
CLASSIFICATION               OF YEAR           TO INCOME         OR DISPOSALS     (DEDUCTIONS)      END OF YEAR

1993
Buildings                    $11,874           $ 1,895           $     -          $   (306)          $13,463
Machinery and equipment       50,648            10,849               657            (1,575)           59,265
Leasehold improvements         2,992               525             1,407              (393)            1,717
Furniture and fixtures         7,456             1,065             1,278              (230)            7,013
   Totals                    $72,970           $14,334           $ 3,342          $ (2,504)          $81,458


1992

Buildings                    $10,362           $ 1,599           $     -           $   (87)          $11,874
Machinery and equipment       41,571            10,576               282            (1,217)           50,648
Leasehold improvements         2,555               527                 -               (90)            2,992
Furniture and fixtures         6,958             1,068               339              (231)            7,456
   Totals                    $61,446           $13,770           $   621           $(1,625)          $72,970


1991

Buildings                    $ 9,017           $ 1,475           $     -           $  (130)          $10,362
Machinery and equipment       38,098             8,207               511            (4,223)           41,571
Leasehold improvements         2,319               580                10              (334)            2,555
Furniture and fixtures         5,967             1,206                99              (116)            6,958
   Totals                    $55,401           $11,468           $   620           $(4,803)          $61,446


(1)  Principally foreign currency translation adjustments, transfers between asset classifications and, in 1992, assets of businesses sold (see notes 1 and 3 of the Notes to Consolidated Financial Statements).




                                                                              SCHEDULE VIII



                             SEALED AIR CORPORATION AND SUBSIDIARIES
                                VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                    (In thousands of dollars)



                                                   ADDITIONS
                                BALANCE AT   CHARGED TO  CHARGED TO
                                BEGINNING    COSTS AND   OTHER                     BALANCE AT
DESCRIPTION                     OF YEAR      EXPENSES    ACCOUNTS(1) DEDUCTIONS(2) END OF YEAR


Year ended December 31, 1993-

  Allowance for doubtful
      accounts                    $2,665      $  734      $    6       $  730       $2,675

Year ended December 31, 1992-

  Allowance for doubtful
      accounts                    $2,872      $  716      $   20       $  943       $2,665

Year ended December 31, 1991-

  Allowance for doubtful
      accounts                    $2,586      $1,084      $  799       $1,597       $2,872


(1)  Primarily recoveries of bad debts and allowance for doubtful accounts of companies acquired at dates of acquisition.

(2)  Primarily accounts receivable balances written off.



                             SEALED AIR CORPORATION AND SUBSIDIARIES          SCHEDULE IX
                                      SHORT-TERM BORROWINGS
                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                    (In thousands of dollars)


                                                           MAXIMUM      AVERAGE     WEIGHTED
                                               WEIGHTED    AMOUNT       AMOUNT      AVERAGE
                                               AVERAGE     OUTSTANDING  OUTSTANDING INTEREST
CATEGORY OF AGGREGATE             BALANCE AT   INTEREST    DURING       DURING THE  RATE DURING
SHORT-TERM BORROWINGS             END OF YEAR  RATE        THE YEAR     YEAR(1)     THE YEAR(2)


Year ended December 31, 1993-
       Bank Borrowings            $ 5,557       12.1%       $ 6,723      $ 4,718       14.4%

Year ended December 31, 1992-

       Bank Borrowings            $ 3,511       16.2%       $ 9,907      $ 7,151       13.8%

Year ended December 31, 1991-

       Bank Borrowings            $ 9,361        8.6%       $17,121      $10,447       11.6%


(1)  Based on average of month-end balances during the year.

(2)  Based on total interest expense on short-term borrowings for each year divided by the average of month-end amounts outstanding during the year.





                                                                              SCHEDULE X


                             SEALED AIR CORPORATION AND SUBSIDIARIES
                           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                    (In thousands of dollars)




                                                            CHARGED TO COSTS AND EXPENSES

                                                         1993           1992           1991
         Maintenance and repairs                       $ 6,507        $ 6,428        $ 7,102


         Amortization of intangible assets,
         pre-operating costs and similar
         deferrals:

           Deferred financing and other costs          $ 2,612        $ 2,655        $ 4,341
           Deferred compensation                         2,929          2,802          2,889
           Patents, patent applications
             and rights                                  1,306          1,257          1,027
           Excess of cost over fair value of
             net assets acquired                           562            303            845
           Other                                         1,577          1,822            840

              Total                                    $ 8,986        $ 8,839        $ 9,942

