Form 10-Q
period 1994-03-31
SEALED AIR CORP
filed 1994-05-02
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ________________

                                       FORM 10-Q


            (Mark One)
                ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1994

                                          OR

                (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________to_______


                             Commission file number 1-7834



                                 SEALED AIR CORPORATION
                (Exact name of registrant as specified in its charter)


           Delaware                                           22-1682767
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization                           Identification Number)


Park 80 East                                                   07662-5291
Saddle Brook, New Jersey                                       (Zip Code)
(Address of Principal
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 19,901,755 shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 28, 1994.





PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months Ended March 31, 1994 and 1993
(In thousands of dollars except per share data)
(Unaudited)


                                                         1994        1993

          Net sales                                   $117,461     $109,146

          Cost of sales                                 73,003       68,039

          Gross profit                                  44,458       41,107

          Marketing, administrative and
            development expenses                        24,936       23,014

          Operating profit                              19,522       18,093

          Other income (expense):
            Interest income                                182          106
            Interest expense                            (6,196)      (7,473)
            Other, net                                    (928)          92
            Other income (expense), net                 (6,942)      (7,275)

          Earnings before income taxes                  12,580       10,818

          Income taxes                                   5,032        4,760

          Earnings before cumulative
            effect of accounting change                  7,548        6,058

          Cumulative effect of
            accounting change                               -         1,459

          Net earnings                                $  7,548     $  7,517

          Earnings per share before cumulative
            effect of accounting change               $    .38     $    .31

          Earnings per share from cumulative
            effect of accounting change                     -           .08

          Earnings per common share                   $    .38     $    .39

          Weighted average number of
            shares outstanding (000)                    19,899       19,381



          See accompanying notes to consolidated financial statements.



SEALED AIR CORPORATION
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993
(In thousands of dollars except share data)


                                                      March 31,       December 31,
                                                        1994             1993
                                                     (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                           $ 11,219        $ 19,392

  Accounts receivable, less allowance for
    doubtful accounts of $2,888 in 1994 and
    $2,675 in 1993                                      73,222          66,966

  Other receivables                                      2,769           2,598

  Inventories                                           32,386          32,035

  Prepaid expenses                                       1,414           1,278

  Deferred taxes                                         5,795           5,892

     Total current assets                              126,805         128,161

Property and equipment:
  Land and buildings                                    60,819          58,658
  Machinery and equipment                              122,610         121,782
  Leasehold improvements                                 4,207           4,202
  Furniture and fixtures                                10,329          10,180
  Construction in progress                               9,517           7,386
                                                       207,482         202,208
Less accumulated depreciation and amortization          85,293          81,458
       Property and equipment, net                     122,189         120,750

Patents, patent applications and rights, less
  accumulated amortization of $10,684 in 1994
  $10,357 in 1993                                        8,022           8,348

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $4,147 in 1994 and $3,988 in 1993                      8,122           8,190

Deferred financing and other costs, less
  accumulated amortization of $16,446 in 1994
  and $16,262 in 1993                                    1,427           1,611

Other assets                                            11,674          12,758

                                                      $278,239        $279,818


See accompanying notes to consolidated financial statements.





SEALED AIR CORPORATION
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993 (Continued)
(In thousands of dollars except share data)


                                                                    March 31,    December 31,
                                                                      1994          1993
                                                                   (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


         Current Liabilities:
           Notes payable and current
             installments of long-term debt                       $ 18,336      $ 15,618

           Accounts payable                                         23,517        22,908

           Accrued interest                                          5,691        11,127

           Other accrued liabilities                                27,407        33,640

           Income taxes payable                                     15,517        11,040

              Total current liabilities                             90,468        94,333

         Long-term debt, less current
           installments                                            181,197       190,058

         Deferred income taxes                                      15,393        14,960

         Other non-current liabilities                               9,842         9,886

              Total liabilities                                    296,900       309,237


         Shareholders' equity (deficit):
         Common stock, $.01 par value. Authorized
           35,000,000 shares, issued 20,021,061 shares
           in 1994 and 19,924,661 shares in 1993                       200           199
         Additional paid-in capital                                111,258       108,361
         Retained earnings (deficit)                              (130,128)     (137,676)
         Accumulated translation adjustment                          5,156         5,063
                                                                   (13,514)      (24,053)

         Less deferred compensation and cost ($246
           in 1994 and $245 in 1993) of 119,806 shares
           in 1994 and 119,306 shares in 1993 of
           common stock held as treasury stock                       5,147         5,366

             Shareholders' equity (deficit)                        (18,661)      (29,419)
                                                                  $278,239      $279,818


See accompanying notes to consolidated financial statements.




SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements (abbreviated) of Cash Flows
For the Three Months Ended March 31, 1994 and 1993
(In thousands of dollars)
(Unaudited)

                                                                 1994        1993
Cash Flows From Operating Activities:
  Net earnings                                                 $  7,548    $ 7,517
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Cumulative adjustment for effect of accounting
        change                                                        -     (1,459)
      Depreciation and amortization                               6,126      6,085
      Deferred credits - income taxes and other                     (44)      (410)
      Net losses on disposals of fixed assets                        58         35
      Other, net                                                    817       (200)
      Cash provided (used) by changes in:
        Receivables                                              (6,427)    (1,288)
        Inventories                                                (351)      (662)
        Prepaid expenses                                           (136)      (373)
        Accounts payable                                            609     (1,224)
        Accrued interest                                         (5,436)    (5,337)
        Other accrued liabilities                                (4,097)    (4,425)
        Income taxes payable                                      4,477      3,508

    Net cash provided by operating activities                     3,144      1,767

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment                (4,834)    (6,763)
  Proceeds from sales of property and equipment                      19          4

    Net cash used in investing activities                        (4,815)    (6,759)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                                    1,324      4,074
  Payments of long-term debt                                    (17,730)   (16,397)
  Net proceeds on notes payable                                   9,834        647

    Net cash used in financing activities                        (6,572)   (11,676)

Effect of exchange rate changes on cash and cash
  equivalents                                                        70       (147)

Cash and Cash Equivalents:
  Decrease during the period                                     (8,173)   (16,815)
  Balance, beginning of period                                   19,392     26,042
  Balance, end of period                                       $ 11,219   $  9,227

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                   $ 11,448   $ 12,027
    Income taxes                                               $    555   $  1,252

See accompanying notes to consolidated financial statements.



SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1994 and 1993
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1994 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1994 presentation.


(2)  Income Taxes

Effective January 1, 1993 the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). The cumulative effect of this change at January 1, 1993 was a reduction to the net deferred tax liability and a corresponding credit to earnings of $1,459,000, or $0.08 per share. Adoption of FAS 109 has not had a material impact on the Company's effective tax rate in subsequent periods.

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the three months ended March 31, 1994 and 1993 follows:

                                                            1994      1993

     Statutory U.S. federal income tax rate                 35.0%     34.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries                      1.9       1.4

     Tax effect of U.S. expenses not subject to
       tax benefit                                           0.5       1.7

     State income taxes, net of U.S. federal
       income tax benefit                                    4.0       3.1

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate               (1.9)      1.8

     Other miscellaneous items                               0.5       2.0

     Effective income tax rate                              40.0%     44.0%


(3)  Other Matters

In 1992 and 1993, the FASB issued Statement No. 112, "Employers' Accounting for Post- employment Benefits", and Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which are effective for fiscal years beginning after December 15, 1993. Adoption of such financial accounting statements did not have a material effect on the Company's consolidated financial statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's net sales increased 8% in the first quarter of 1994 compared with the first quarter of 1993 primarily due to increased unit volume of the Company's major classes of products and, to a lesser extent, the added sales of Shurtuff(R) durable mailers, a product line that the Company acquired in August, 1993. This increase in net sales was partially offset by lower average selling prices for certain products and, to a lesser extent, the modestly unfavorable effect of foreign currency translation.

Net sales from domestic operations increased 8% in the first quarter of 1994 compared with the 1993 period primarily due to increases in unit volume of Instapak(R) products, air cellular products and the added sales of Shurtuff(R) durable mailer products, partially offset by lower average selling prices in certain product lines. Net sales from foreign operations increased approximately 7% in the first quarter of 1994 primarily due to increases in unit volume in each major class of products partially offset by lower average selling prices for certain products.

Reflecting these factors, net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 7% in the first quarter of 1994 compared with the 1993 period primarily due to increased unit volume of Instapak(R) products, Korrvu(R) suspension packaging and, to a lesser extent, thick polyethylene foams. Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and mailers, increased 9% in the first quarter of 1994 compared with the first quarter of 1993 due primarily to increased unit volume and, to a lesser extent, the added sales of Shurtuff(R) durable mailers, partially offset by lower average selling prices for certain products. Net sales of food packaging products increased 7% in the first quarter of 1994 compared with the 1993 period due primarily to increased unit volume partially offset by lower average selling prices.

Cost of sales increased 7% in the first quarter of 1994 compared with the first quarter of 1993, and marketing, administrative and development expenses increased 8% in the first quarter of 1994 compared with the first quarter of 1993, primarily due in each case to the higher level of net sales. As a percentage of net sales, each of cost of sales and marketing, administrative and development expenses remained substantially unchanged in the first quarter of 1994 compared with the 1993 period.

Operating profit increased 8% primarily reflecting the Company's higher net sales.

Interest expense, which is the principal component of other expense, net, decreased to $6,196,000 in the first quarter of 1994 compared to $7,473,000 in the 1993 period primarily due to lower average outstanding borrowings in the 1994 period.

The Company's effective income tax rate decreased to 40.0% in the first quarter of 1994 from 44.0% for the first quarter of 1993 primarily reflecting lower tax provisions required, including primarily a lower foreign tax component of total income tax expense.

Excluding the cumulative effect of the Company's adoption in 1993 of Financial Accounting Standard No. 109 ("FAS 109") discussed below, earnings increased 25% to $7,548,000 in the first quarter of 1994 compared with $6,058,000 for the first quarter of 1993, and earnings per share increased to $0.38 for the first quarter of 1994 compared with $0.31 for the first quarter of 1993.

Change in Accounting for Income Taxes

The Company implemented FAS 109, "Accounting for Income Taxes", as of January 1, 1993. As a result, the Company adjusted its deferred tax assets and liabilities to conform with current enacted tax rates and made certain other adjustments required by FAS 109. The cumulative effect of this accounting change resulted in a credit to earnings of $1,459,000, or $0.08 per share, in the first quarter of 1993. Adoption of FAS 109 has not had a material impact on the Company's effective tax rate in subsequent periods.

Liquidity and Capital Resources

Long-term debt, less current installments declined to $181,197,000 at March 31, 1994 from $190,058,000 at December 31, 1993 due primarily to the repayment of the remaining balance outstanding under a senior secured credit agreement with Bankers Trust Company, as agent for a syndicate of banks (as amended, the "1989 Credit Agreement"). In March 1994, the Company refinanced the remaining balance under the 1989 Credit Agreement out of working capital and a $7,000,000 drawing under a $35,000,000 unsecured revolving credit agreement entered into with United Jersey Bank (the "UJB Credit Agreement"), which revolving credit agreement provides for the payment of interest at rates lower than those provided for in the 1989 Credit Agreement. Notes payable and current installments of long-term debt increased to $18,336,000 at March 31, 1994 from $15,618,000 at December 31, 1993 primarily due to borrowings under the UJB Credit Agreement.

At March 31, 1994, the Company's long-term debt consisted primarily of $170,000,000 of 12-5/8% Senior Subordinated Notes due July 1, 1999 (the "Senior Subordinated Notes") as well as $11,197,000 of other long-term borrowings. Including the UJB Credit Agreement, as of March 31, 1994, the Company's available lines of credit amounted to approximately $58,200,000 of which approximately $42,800,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The Company's obligations under the UJB Credit Agreement and certain other loans and other lines of credit bear interest at floating rates. The UJB Credit Agreement provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company as well as certain financial covenants including requirements as to interest coverage, current ratio and adjusted net worth. The Company was in compliance with these requirements as of March 31, 1994.

Interest on the Senior Subordinated Notes is payable each January 1 and July 1, and such Notes mature on July 1, 1999. The Company has the right to redeem the Senior Subordinated Notes in whole or in part at any time at a premium that scales down to 100% of their principal amount at July 1, 1997, and beginning July 1, 1994 the Company may refinance such Notes at the applicable premium from the proceeds of monies borrowed having a lower effective interest cost. For the twelve month period that begins on July 1, 1994, such premium is 104.734% of the principal amount of such notes. The Senior Subordinated Notes impose certain limitations on the operations of the Company and its subsidiaries that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders.

On April 21, 1994, the Company's Board of Directors authorized the Company's management to pursue the refinancing of the Senior Subordinated Notes out of the proceeds of borrowings under a new bank credit facility and a new issue of senior subordinated notes, both of which the Company is in the process of negotiating. Subject to the successful completion of these negotiations and financial market conditions, the Company expects to redeem the Senior Subordinated Notes during the second half of 1994. The Company expects that the refinancing of the Senior Subordinated Notes will result in an after-tax extraordinary charge to earnings at or prior to the date in which the refinancing occurs of approximately $5.8 million arising primarily from the call premium on the Senior Subordinated Notes. The Company expects the refinancing of the Senior Subordinated Notes to reduce the Company's future interest costs and to provide the Company with increased operating and financial flexibility.

The Company expects that the payment of principal and interest on its indebtedness will remain a significant use of the Company's funds for the foreseeable future. The Company also expects to continue to make the principal and interest payments on its outstanding indebtedness as well as to meet its working capital and capital expenditure requirements with funds provided by operations and borrowings under its available lines of credit. By its terms, the UJB Credit Agreement will terminate upon the refinancing of the Senior Subordinated Notes. The Company expects that such credit agreement will be replaced by the new bank credit facility that the Company is negotiating.

The ability of the Company to make payments of principal and interest on its indebtedness, and to comply with the financial covenants (discussed above) to which it is subject, or to which it may become subject in connection with refinancing of the Senior Subordinated Notes, is and will be dependent on the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors affecting the Company, many of which may be beyond the Company's control.

The Company's deficit in shareholders' equity, which resulted from the payment of a special cash dividend of $40 per share to the Company's stockholders in 1989 ($20 per share after giving effect to a two-for-one stock split distributed in September 1992) and financing transactions related to the payment of that dividend, declined to $18,661,000 at March 31, 1994 from $29,419,000 at December 31, 1993 primarily as a result of the Company's net earnings for the first quarter of 1994 and the value of shares of common stock issued in such quarter for non-cash compensation.

Cash flows from operating activities increased to $3,144,000 in the first quarter of 1994 compared with $1,767,000 for the 1993 period primarily due to the absence in the 1994 period of the cumulative adjustment to earnings made in the 1993 period to reflect the adoption of FAS 109, partially offset by changes in operating assets and liabilities.

Cash flows used in investing activities were $4,815,000 in the first quarter of 1994 compared with $6,759,000 for the 1993 period. Such cash was used primarily to fund capital expenditures. The fluctuation between periods was primarily due to the timing of capital expenditures.

Cash flows used in financing activities were $6,572,000 in the first quarter of 1994, compared with $11,676,000 in the 1993 period. In each period, such cash was used primarily to prepay long-term debt. The lower amount of such cash used in financing activities in the first quarter of 1994 primarily reflects the effect of borrowings under the UJB Credit Agreement.

At March 31, 1994 the Company had working capital of $36,337,000 or 13% of total assets compared with working capital of $33,828,000 or 12% of total assets at December 31, 1993. The increase in working capital was primarily due to an increase in accounts receivable and a decrease in accrued interest and other accrued liabilities. Accounts receivable increased in the first three months of 1994 primarily due to increased net sales and the timing of customer payments. Accrued interest decreased primarily due to the semi-annual interest payment on the Senior Subordinated Notes that was made in January 1994. Accrued liabilities decreased from December 31, 1993 to March 31, 1994 primarily due to the Company's contribution to its profit-sharing plan for the year ended December 31, 1993, which was made partially in cash and partially in newly-issued shares of the Company's common stock.

The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at both March 31, 1994 and December 31, 1993. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at both March 31, 1994 and December 31, 1993.









                                           Part II

                                      Other Information



      Item 6.          Exhibits and Reports on Form 8-K.

         (a)           Exhibits

                       None

         (b)           Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.













                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEALED AIR CORPORATION




Date:  May 2, 1994                   By s/William V. Hickey
                                        William V. Hickey
                                        Senior Vice President-Finance
                                        (Authorized Executive Officer
                                        and Principal Financial
                                        Officer)