Form 10-Q
period 1994-06-30
SEALED AIR CORP
filed 1994-08-11
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           ________________

                               FORM 10-Q


          (Mark One)
        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

                                  OR

        (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________to_______


                     Commission file number 1-7834



                         SEALED AIR CORPORATION
        (Exact name of registrant as specified in its charter)


           Delaware                                            22-1682767
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization
Identification Number)


Park 80 East                                            07663-5291

Saddle Brook, New Jersey                                (Zip Code)
(Address of Principal
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 19,951,633 shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 29, 1994.





PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months and Six Months Ended June 30, 1994 and 1993
(In thousands of dollars except per share data)
(Unaudited)

                                                 For the                      For the
                                           Three Months Ended             Six Months Ended
                                                  June 30                      June 30
                                             1994        1993             1994       1993


     Net sales                            $126,761    $113,652         $244,222   $222,798

     Cost of sales                          79,007      70,521          152,010    138,560

     Gross profit                           47,754      43,131           92,212     84,238

     Marketing, administrative and
      development expenses                  26,179      23,789           51,115     46,803

     Operating profit                       21,575      19,342           41,097     37,435

     Other income (expense):
      Interest income                          423         398              605        504
      Interest expense                      (6,229)     (6,858)         (12,425)   (14,331)
      Other, net                            (1,410)       (331)          (2,338)      (239)
        Other income (expense), net         (7,216)     (6,791)         (14,158)   (14,066)

     Earnings before income taxes           14,359      12,551           26,939     23,369
     Income taxes                            5,690       5,522           10,722     10,282

     Earnings before cumulative
      effect of accounting change
       and early extinguishment of
       subordinated notes                    8,669       7,029           16,217     13,087
     Cumulative effect of
      accounting change                         -           -                -       1,459
     Early extinguishment of subordinated
      debt, net of taxes                    (5,576)         -            (5,576)        -
     Net earnings                         $  3,093    $  7,029         $ 10,641   $ 14,546
      Earnings per share:
        Before cumulative effect of
          accounting change and early
          extinguishment of
          subordinated debt               $    .43    $    .36         $    .81   $    .67
        Cumulative effect of accounting
          change                                -           -                -         .08
        Early extinguishment of
          subordinated debt                   (.28)         -              (.28)        -

        Net earnings per common share          .15    $    .36         $    .53   $    .75
     Weighted average number of
      shares outstanding (000)              19,929      19,478           19,914     19,430

     See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION
Consolidated Balance Sheets
June 30, 1994 and December 31, 1993
(In thousands of dollars except share data)


                                                      June 30,       December 31,
                                                        1994             1993
                                                     (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                           $ 23,137        $ 19,392

  Accounts receivable, less allowance for
    doubtful accounts of $3,063 in 1994 and
    $2,675 in 1993                                      78,363          66,966

  Other receivables                                      2,515           2,598

  Inventories                                           34,509          32,035

  Prepaid expenses                                       1,131           1,278

  Deferred taxes                                         5,743           5,892

     Total current assets                              145,398         128,161

Property and equipment:
  Land and buildings                                    60,653          58,658
  Machinery and equipment                              131,590         121,782
  Leasehold improvements                                 4,297           4,202
  Furniture and fixtures                                 9,440          10,180
  Construction in progress                               9,216           7,386
                                                       215,196         202,208
Less accumulated depreciation and amortization          89,164          81,458
       Property and equipment, net                     126,032         120,750

Patents, patent applications and rights, less
  accumulated amortization of $11,056 in 1994
  $10,357 in 1993                                        9,965           8,348

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $4,314 in 1994 and $3,988 in 1993                      8,196           8,190

Deferred financing and other costs, less
  accumulated amortization of $16,262 in 1993              684           1,611

Other assets                                            11,621          12,758

                                                      $301,896        $279,818


See accompanying notes to consolidated financial statements.



SEALED AIR CORPORATION
Consolidated Balance Sheets
June 30, 1994 and December 31, 1993 (Continued)
(In thousands of dollars except share data)


                                                                    June 30,     December 31,
                                                                      1994          1993
                                                                   (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



         Current Liabilities:
           Notes payable and current
             installments of long-term debt                       $ 27,894      $ 15,618

           Accounts payable                                         28,874        22,908

           Accrued interest                                         11,264        11,127

           Other accrued liabilities                                40,833        33,640

           Income taxes payable                                     14,454        11,040

              Total current liabilities                            123,319        94,333

         Long-term debt, less current
           installments                                            165,650       190,058

         Deferred income taxes                                      15,231        14,960

         Other non-current liabilities                              10,333         9,886

              Total liabilities                                    314,533       309,237


         Shareholders' equity (deficit):
         Common stock, $.01 par value. Authorized
           35,000,000 shares, issued 20,066,739 shares
           in 1994 and 19,924,661 shares in 1993                       201           199
         Additional paid-in capital                                112,701       108,361
         Retained earnings (deficit)                              (127,035)     (137,676)
         Accumulated translation adjustment                          5,793         5,063
                                                                    (8,340)      (24,053)

         Less deferred compensation and cost ($246
           in 1994 and 1993) of 119,306 shares
           in 1994 and 1993 of common stock
           held as treasury stock                                    4,297         5,366

             Shareholders' equity (deficit)                        (12,637)      (29,419)
                                                                  $301,896      $279,818


See accompanying notes to consolidated financial statements.





SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements (abbreviated) of Cash Flows
For the Six Months Ended June 30, 1994 and 1993
(In thousands of dollars)
(Unaudited)
                                                                 1994        1993

Cash Flows From Operating Activities:
  Net earnings                                                 $ 10,641    $14,546
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Cumulative adjustment for effect of accounting
        change                                                        -     (1,459)
      Early extinguishment of subordinated notes                  5,576         -
      Depreciation and amortization                              12,357     12,041
      Deferred credits - income taxes and other                     898        (41)
      Net losses on disposals of fixed assets                       260         64
      Other, net                                                 (1,965)      (427)
      Cash provided (used) by changes in:
        Receivables                                              (9,832)    (2,687)
        Inventories                                              (1,799)      (302)
        Prepaid expenses                                            171        286
        Accounts payable                                          5,181     (1,077)
        Accrued interest                                            137         37
        Other accrued liabilities                                (1,652)      (765)
        Income taxes payable                                      7,130      3,872

    Net cash provided by operating activities                    27,103     24,088

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment                (8,738)   (12,984)
  Proceeds from sales of property and equipment                      65          4
  Net cash utilized in purchase of subsidiary                      (400)        -

    Net cash used in investing activities                        (9,073)   (12,980)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                                    5,015      4,104
  Payments of long-term debt                                    (18,885)   (23,568)
  Net (payments) proceeds on notes payable                         (635)       766

    Net cash used in financing activities                       (14,505)   (18,698)

Effect of exchange rate changes on cash and cash
  equivalents                                                       220        227

Cash and Cash Equivalents:
  Decrease during the period                                     (3,745)    (7,363)
  Balance, beginning of period                                   19,392     26,042
  Balance, end of period                                       $ 23,137   $ 18,679

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                   $ 11,921   $ 13,160
    Income taxes                                               $  3,592   $  6,410

See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1994 and 1993
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed
Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and six months ended June 30, 1994 have been made.

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

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the six months ended June 30, 1994 and 1993 follows:

                                                            1994      1993
     Statutory U.S. federal income tax rate                 35.0%     34.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries                      2.1       1.3

     Tax effect of U.S. expenses not subject to
       tax benefit                                           0.1       1.6

     State income taxes, net of U.S. federal
       income tax benefit                                    3.8       3.1

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate               (1.6)      1.3

     Other miscellaneous items                               0.3       2.7

     Effective income tax rate                              39.8%     44.0%






SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1994 and 1993
(Unaudited)


(3)  Early Redemption of Subordinated Notes

On June 8, 1994, the Company entered into a credit agreement with Bankers Trust Company, as agent, and a syndicate of banks and called for redemption all of its outstanding $170,000,000 12-5/8% Senior Subordinated Notes (the "Notes") at a price of 104.734% of their aggregate principal amount together with accrued interest to the date of redemption. Such Notes were redeemed on July 8, 1994 from the proceeds of a $100 million term-loan borrowing and $78 million of revolving credit borrowings under such credit agreement. The early redemption of these Notes resulted in an after-tax charge to earnings of $5,576,000, or $.28 per share, in the second quarter of 1994, reflecting the 4.734% call premium due on the redemption of the Notes and the write-off of the related unamortized deferred financing costs. At June 30, 1994, a portion of the Notes was reclassified to current installments of long-term debt to reflect the maturity schedule of the debt used to redeem the Notes.

(4)  Acquisitions

In May 1994, the Company acquired the outstanding capital stock of Delsopak, S.A. and an exclusive license and option to purchase certain patents in exchange for shares of the Company's common stock and cash. This transaction was not material to the Company's consolidated financial statements.

(5)  Other Matters

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





MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
The Company's net sales increased 12% in the second quarter and 10% in the first six months of 1994 compared with the respective 1993 periods primarily due to the factors discussed below.

Net sales from domestic operations increased 12% in the second quarter and 10% in the first six months of 1994 while net sales from foreign operations increased approximately 11% in the second quarter and 9% in the first six months of 1994.

Net sales of engineered products, primarily Instapak products and thick polyethylene foams, increased 12% in the second quarter and 9% in the first six months of 1994 primarily due to increased unit volume of Instapak products, Korrvu suspension packaging and, to a lesser extent, thick polyethylene foams. Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers, increased 15% in the second quarter and 12% in the first six months of 1994 due primarily to increased unit volume, including the added sales of Shurtuff durable mailers, partially offset by lower average selling prices for certain products and changes in product mix. Net sales of food packaging products decreased 2% in the second quarter but increased 2% in the first six months of 1994 compared with the respective 1993 periods. The decrease in the second quarter was due primarily to lower average selling prices for certain products and changes in product mix that more than offset increased unit volume while, for the six-month period, increased unit volume more than offset such lower average selling prices and changes in product mix. Foreign currency translation did not have a significant effect on the Company's operating results in the second quarter or first six months of 1994.

Cost of sales increased 12% in the second quarter and 10% in the first six months of 1994 primarily reflecting the Company's higher level of net sales and certain higher raw material costs. Marketing, administrative and development expenses increased 10% in the second quarter and 9% in the first six months of 1994, primarily due in each case to the higher level of net sales. As a percentage of net sales, cost of sales and marketing, administrative and development expenses remained substantially unchanged in each period.

Operating profit increased 12% in the second quarter and 10% in the first six months of 1994 primarily reflecting the Company's higher net sales.

Interest expense, which is the principal component of other expense, net, decreased to $6,229,000 in the second quarter and $12,425,000 in the first six months of 1994 compared to $6,858,000 in the second quarter and $14,331,000 in the first six months of 1993 primarily due to lower average outstanding borrowings in the 1994 period. Also included in other expense, net in the second quarter and first six months of 1994 are net losses attributable to foreign exchange compared with net gains in the respective 1993 periods.

The Company's effective income tax rate decreased to 39.6% in the second quarter of 1994 from 44.0% for the second quarter of 1993 primarily reflecting lower tax provisions required, including primarily lower taxes on foreign earnings at other than the statutory U.S.
federal income tax rate.

Before the effect of the extraordinary charge to earnings and the other adjustment discussed below, earnings for the quarter increased 23% to $8,669,000, or $.43 per share, compared with earnings of $7,029,000, or $.36 per share, for the second quarter of 1993 while earnings for the first six months of 1994 increased 24% to $16,217,000, or $.81 per share, compared with earnings of $13,087,000, or $.67 per share, for the first six months of 1993.

The Company incurred an extraordinary charge to earnings of $5,576,000, or $.28 per share, after taxes in the second quarter of 1994 in connection with the early redemption, which is discussed below, of its 12-5/8% Senior Subordinated Notes (the "12-5/8% Notes"), which were refinanced on July 8, 1994 with the proceeds of borrowings under the 1994 Credit Facility (as defined below). This extraordinary charge to earnings primarily reflects the 4.734% call premium paid on the redemption of the 12-5/8% Notes and the write-off of the related unamortized deferred financing costs.

Due to this extraordinary item, net earnings declined to $3,093,000 for the second quarter compared to $7,029,000 for the second quarter of 1993 and declined to $10,641,000 for the first six months compared with $14,546,000 for the first six months of 1993. In the 1993 six-month period, net earnings were favorably impacted by a cumulative credit adjustment to earnings of $1,459,000, or $.08 per share, resulting from the adoption at the beginning of 1993 of Financial Accounting Standard No. 109 relating to accounting for income taxes.

Liquidity and Capital Resources
On June 8, 1994, the Company and certain of its subsidiaries entered into a credit agreement with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"). The 1994 Credit Facility provides for a five-year $175 million unsecured revolving credit facility (the "1994 Revolving Credit Facility") and an unsecured five-year $100 million term loan facility (the "1994 Term Loan Facility"). On such date, the Company also called for redemption at a price of 104.734% of their aggregate principal amount all of the Company's outstanding 12-5/8% Notes, and these Notes were redeemed on July 8, 1994 from the proceeds of a $100 million borrowing under the 1994 Term Loan Facility and a $78 million borrowing under the 1994 Revolving Credit Facility, which borrowings were made immediately prior to such redemption date.

Under the terms of the 1994 Credit Facility, $20,000,000 aggregate principal amount of the 1994 Term Loan Facility is repayable each year in equal quarterly installments beginning on September 30, 1994. There is no required annual minimum paydown provision under the 1994 Revolving Credit Facility, but the available commitment under this facility will be reduced by $25 million on each of June 30, 1997 and June 30, 1998. Such Facility terminates on June 30, 1999.

The Company currently intends to make principal payments due under the 1994 Credit Facility primarily out of funds provided by operations. Accordingly, $20,000,000 of the Company's long-term debt at June 30, 1994 was re-classified as current portion of long-term debt to reflect the maturity schedule of the term-loan portion of the 1994 Credit Facility. Primarily as a result of this reclassification, long-term debt, less current installments, declined to $165,650,000 at June 30, 1994 from $190,058,000 at December 31, 1993 while notes payable and current installments of long-term debt increased to $27,894,000 at June 30, 1994 from $15,618,000 at December 31, 1993. As of July 8, 1994, the date on which the 12-5/8% Notes were redeemed, the Company's available lines of credit, including the 1994 Revolving Credit Facility, amounted to approximately $201,000,000 of which approximately $119,000,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The balance of the net reduction in long-term debt in the first six months of 1994 was due primarily to the repayment in March 1994 of the remaining principal balance outstanding under a senior secured credit agreement entered into in 1989 with Bankers Trust Company, as agent for a syndicate of banks, which amount was refinanced in part with the proceeds of a $7,000,000 drawing under an unsecured revolving credit agreement entered into in March 1994 with United Jersey Bank (the "UJB Credit Agreement"). During the second quarter of 1994, the Company repaid its borrowings under the UJB Credit Agreement with funds provided by operations, and such agreement was terminated in accordance with its terms in upon the signing of the 1994 Credit Facility.

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of June 30, 1994.

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

The ability of the Company to make payments of principal and interest on its indebtedness, and to comply with the financial covenants (discussed above) to which it is subject is dependent on the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors affecting the Company, many of which may be beyond the Company's control.

The Company's deficit in shareholders' equity, which resulted from the payment of a special cash dividend of $40 per share to the Company's stockholders in 1989 ($20 per share after giving effect to a two-for-one stock split distributed in September 1992) and financing transactions related to the payment of that dividend, declined to $12,637,000 at June 30, 1994 from $29,419,000 at December 31, 1993 primarily as a result of the Company's net earnings for the first six months of 1994 and common stock issued for non-cash compensation and for acquisitions.

Cash flows from operating activities increased to $27,103,000 in the first six months of 1994 compared with $24,088,000 for the 1993 period primarily due to the increase in earnings before cumulative adjustment for effect of accounting change and early extinguishment of subordinated notes, and changes in operating assets and liabilities.

Cash flows used in investing activities were $9,073,000 in the first six months of 1994 compared with $12,980,000 for the 1993 period. Such cash was used primarily to fund capital expenditures. Capital expenditures were $8,738,000 in the first six months of 1994 compared with $12,984,000 in the 1993 period.

Cash flows used in financing activities were $14,505,000 in the first six months of 1994 compared with $18,698,000 in the 1993 period. In each period, such cash was used primarily to repay long-term debt.

At June 30, 1994, the Company had working capital of $22,079,000, or 7% of total assets, compared with $33,828,000, or 12% of total assets, at December 31, 1993. The decrease in working capital was due primarily to increases in current installments of long-term debt and accrued liabilities arising from the redemption of the 12-5/8% Notes, which were partially offset by increases in accounts receivable and inventories. The increase in current installments of long-term debt primarily reflects the reclassification of a portion of the 12-5/8% Notes to reflect the maturity schedule of the term loan borrowings under the 1994 Credit Facility. The increase in accrued liabilities primarily reflects the call premium on the 12-5/8% Notes. Accounts receivable, inventories and accounts payable increased during the first six months of 1994 due primarily to higher net sales and the timing of payments.

The Company's ratio of current assets to current liabilities (current ratio) was 1.2 at June 30, 1994 and 1.4 at December 31, 1993. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at June 30, 1994 and 1.0 at December 31, 1993.


PART II
OTHER INFORMATION


Item 2.  Changes in Securities.

          On June 8, 1994, the Company and certain of its subsidiaries entered into a Credit Agreement with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Agreement"), providing for a five-year $175 million unsecured revolving credit facility and a five-year $100 million unsecured term loan facility. The following summary of certain provisions in the 1994 Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of such 1994 Credit Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

          Under the 1994 Credit Agreement, the Company has agreed to maintain (i) a ratio of EBDITA (as defined in the 1994 Credit Agreement) to Consolidated Interest Expense (as defined in the 1994 Credit Agreement) of not less than 3.5:1 and (ii) a ratio of Consolidated Debt to EBDITA (as so defined) of 3.0:1. The 1994 Credit Agreement also restricts the Company and its subsidiaries from making capital expenditures (including expenditures in respect of capitalized lease obligations) in excess of $35 million in any year, provided that to the extent such capital expenditures in any year are less than such amount, the difference may be carried forward to the immediately succeeding year.

          Under the 1994 Credit Agreement, the Company has also agreed, among other things, that it will not, and will not permit any subsidiary to, without the prior consent of the banks holding 51% of the commitments, (i) incur, assume or guarantee indebtedness (other than indebtedness that is specifically permitted), (ii) engage in certain sale-leaseback transactions, (iii) incur any liens (except liens that are specifically permitted), (iv) pay any dividend, make any distribution or repurchase capital stock (other than dividends, distributions or repurchases that are specifically permitted), (v) engage in transactions with affiliates other than on arm's length terms, (vi) make any loan, advance, guarantee or investment (other than those specifically permitted), or (vii) effect any merger, consolidation, acquisition or sale of assets (except as specifically permitted).

          On July 8, 1994, the Company redeemed the entire $170 million outstanding amount of its 12-5/8% Senior Subordinated Notes due July 1, 1999 at a price of 104.734% of their aggregate principal amount from the proceeds of term-loan and revolving credit borrowings under the 1994 Credit Agreement.

          In March 1994, the Company repaid the remaining principal balance outstanding under a senior secured credit agreement entered into in 1989 with Bankers Trust Company, as agent for a syndicate of banks, which amount was refinanced in part with the proceeds of a $7 million drawing under an unsecured revolving credit agreement entered into in March 1994 with United Jersey Bank (the "UJB Credit Agreement"). During the second quarter of 1994, the Company repaid its borrowings under the UJB Credit Agreement with funds provided by operations, and such agreement was terminated in accordance with its terms upon the signing of the 1994 Credit Agreement.



Item 4.  Submission of Matters to a Vote of Security Holders.

          On May 20, 1994, the Company held its annual meeting of stockholders, at which the stockholders elected the eight nominees listed in the Company's proxy statement dated March 30, 1994 to serve on the Board of Directors for the ensuing year and ratified the appointment of KPMG Peat Marwick as the Company's independent public accountants for 1994. A total of 18,244,029 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 92% of the shares entitled to vote at such meeting. There were no broker non-votes. The votes cast on the matters before the meeting were as follows:

Nominees for Election                            Number of Votes
to Board of Directors:               In Favor               Withheld

  John K. Castle                   18,109,133                134,096
  Lawrence R. Codey                18,012,456                131,573
  T. J. Dermot Dunphy              18,115,196                142,468
  Charles F. Farrell, Jr.          18,115,196                128,833
  David Freeman                    18,112,532                131,493
  Shirley A. Jackson               18,111,593                132,436
  Alan H. Miller                   18,115,672                128,357
  Robert L. San Soucie             18,114,907                129,122


                                 Number of Votes

Ratification of KPMG                    For          18,066,052
Peat Marwick as                         Against          87,476
independent auditors                    Abstentions      90,501



Item 6.  Exhibits and Reports on Form 10-K.

          (a)  Exhibits

Exhibit Number                     Description

4         Credit Agreement dated as of June 8, 1994 among the
          Company, certain of its subsidiaries, various banks and Bankers Trust Company, as agent.

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.





                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEALED AIR CORPORATION




Date:  August 10, 1994        By s/William V. Hickey
                                 William V. Hickey
                                 Senior Vice President-Finance
                                 (Authorized Executive Officer
                                  and Principal Financial Officer)