Form 10-Q
period 1994-09-30
SEALED AIR CORP
filed 1994-11-10
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			      FORM 10-Q

	     (Mark One)
	( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	      OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the quarterly period ended September 30, 1994

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

There were 19,967,212 shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 1994.



PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months and Nine Months Ended September 30, 1994 and 1993
(In thousands of dollars except per share data)
(Unaudited)
					For the                   For the
				  Three Months Ended         Nine Months Ended
				      September 30              September 30
				    1994        1993          1994       1993

Net sales                         $131,121    $110,215      $375,343   $333,013

Cost of sales                       83,189      68,796       235,199    207,356

Gross profit                        47,932      41,419       140,144    125,657
Marketing, administrative and
 development expenses               26,574      23,026        77,689     69,829

Operating profit                    21,358      18,393        62,455     55,828
Other income (expense):
 Interest income                       254         244           859        748
 Interest expense                   (3,649)     (7,490)      (16,074)   (21,821)
 Other, net                           (840)       (741)       (3,178)      (980)
   Other income (expense), net      (4,235)     (7,987)      (18,393)   (22,053)
Earnings before income taxes        17,123      10,406        44,062     33,775
Income taxes                         6,814       4,579        17,536     14,861

Earnings before cumulative
  effect of accounting change
  and early extinguishment of
  subordinated notes                10,309       5,827        26,526     18,914
Cumulative effect of accounting
  change                                -           -             -       1,459
Early extinguishment of subord-
  inated debt, net of taxes             -           -         (5,576)        -
Net earnings                      $ 10,309    $  5,827      $ 20,950   $ 20,373
 Earnings per share:
   Before cumulative effect of
     accounting change and early
     extinguishment of
     subordinated debt            $   0.52    $   0.30      $   1.33   $   0.97
   Cumulative effect of
     accounting change                  -           -             -        0.08
   Early extinguishment of
     subordinated debt                  -           -          (0.28)        -

   Net earnings per common share  $   0.52    $    .30      $   1.05   $   1.05
Weighted average number of
 shares outstanding (000)           19,957      19,661        19,928     19,508

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION
Consolidated Balance Sheets
September 30, 1994 and December 31, 1993
(In thousands of dollars except share data)


						September 30,   December 31,
						   1994            1993
						(Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                      $ 10,102       $ 19,392

  Accounts receivable, less allowance for
    doubtful accounts of $3,329 in 1994 and
    $2,675 in 1993                                 85,894         66,966

  Other receivables                                 2,749          2,598

  Inventories                                      36,233         32,035

  Prepaid expenses                                  1,093          1,278

  Deferred taxes                                    5,757          5,892

     Total current assets                         141,828        128,161

Property and equipment:
  Land and buildings                               63,426         58,658
  Machinery and equipment                         137,508        121,782
  Leasehold improvements                            4,847          4,202
  Furniture and fixtures                            9,918         10,180
  Construction in progress                          7,990          7,386
						  223,689        202,208
Less accumulated depreciation and amortization     93,180         81,458
       Property and equipment, net                130,509        120,750

Patents, patent applications and rights, less
  accumulated amortization of $11,498 in 1994
  $10,357 in 1993                                   9,860          8,348

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $4,482 in 1994 and $3,988 in 1993                10,752          8,190

Deferred financing and other costs, less
  accumulated amortization of $10,572 in 1994 and
   $16,262 in 1993                                  1,006          1,611

Other assets                                       11,404         12,758

						 $305,359       $279,818


See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION
Consolidated Balance Sheets
September 30, 1994 and December 31, 1993 (Continued)
(In thousands of dollars except share data)



						     September 30,  December 31,
							 1994           1993
						      (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 20,963      $ 15,618

    Accounts payable                                     32,385        22,908

    Accrued interest                                      1,962        11,127

    Other accrued liabilities                            37,088        33,640

    Income taxes payable                                 15,218        11,040

       Total current liabilities                        107,616        94,333

  Long-term debt, less current
    installments                                        174,183       190,058

  Deferred income taxes                                  15,423        14,960

  Other non-current liabilities                           8,786         9,886

       Total liabilities                                306,008       309,237


  Shareholders' equity (deficit):
  Common stock, $.01 par value. Authorized
    35,000,000 shares, issued 20,082,018 shares
    in 1994 and 19,924,661 shares in 1993                   201           199
  Additional paid-in capital                            113,202       108,361
  Retained earnings (deficit)                          (116,726)     (137,676)
  Accumulated translation adjustment                      6,624         5,063
							  3,301       (24,053)

  Less deferred compensation and cost ($246
    in 1994 and 1993) of 119,306 shares
    in 1994 and 1993 of common stock
    held as treasury stock                                3,950         5,366

      Shareholders' equity (deficit)                       (649)      (29,419)
						       $305,359      $279,818

See accompanying notes to consolidated financial statements.

	SEALED AIR CORPORATION AND SUBSIDIARIES
	Consolidated Statements (abbreviated) of Cash Flows
	For the Nine Months Ended September 30, 1994 and 1993
	(In thousands of dollars)
	(Unaudited)
							  1994        1993
Cash Flows From Operating Activities:
  Net earnings                                          $ 20,950    $20,373
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Cumulative adjustment for effect of accounting
	change                                                 -     (1,459)
      Early extinguishment of subordinated notes           5,576         -
      Depreciation and amortization                       18,200     18,551
      Deferred credits - income taxes and other             (487)    (1,031)
      Net losses on disposals of fixed assets                450         50
      Other, net                                           1,891       (501)
      Cash provided (used) by changes in:
	Receivables                                      (15,876)      (945)
	Inventories                                       (2,944)     1,242
	Prepaid expenses                                     345        986
	Accounts payable                                   7,578         96
	Accrued interest                                  (9,165)    (5,770)
	Other accrued liabilities                          1,757     (1,683)
	Income taxes payable                               7,667      3,695

    Net cash provided by operating activities             35,942     31,120

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment        (14,207)   (17,197)
  Proceeds from sales of property and equipment               67        100
  Purchase of assets of acquired business                     -        (829)
  Net cash utilized in acquisitions of subsidiaries       (6,587)        -

    Net cash used in investing activities                (20,727)   (17,926)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                           187,420      4,077
  Payments of long-term debt                            (204,737)   (36,970)
  Net (payments) proceeds on notes payable                   472      3,212
  Subordinated debt redemption premium                    (8,048)         -

    Net cash used in financing activities                (24,893)   (29,681)

Effect of exchange rate changes on cash and cash
  equivalents                                                388        (52)
Cash and Cash Equivalents:
  Decrease during the period                              (9,290)   (16,539)
  Balance, beginning of period                            19,392     26,042
  Balance, end of period                                $ 10,102   $  9,503

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $ 24,792   $ 25,338
    Income taxes                                        $ 13,338   $ 11,166

See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1994 and 1993
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter and nine months ended September 30, 1994 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1994 presentation.

(2)  Income Taxes

Effective January 1, 1993 the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). The cumulative effect of this change at January 1, 1993 was a reduction in the net deferred tax liability and a corresponding credit to earnings of $1,459,000, or $0.08 per share. Adoption of FAS 109 has not had a material impact on the Company's effective tax rate in subsequent periods.

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the nine months ended September 30, 1994 and 1993 follows:

						   1994    1993

     Statutory U.S. federal income tax rate        35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries             2.1     1.5


     Tax effect of U.S. expenses not subject to
       tax benefit                                  0.3     0.5

     State income taxes, net of U.S. federal
       income tax benefit                           4.0     4.2

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate      (1.5)    0.6

     Other miscellaneous items                     (0.1)    2.2

     Effective income tax rate                     39.8%   44.0%






SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1994 and 1993
(Unaudited)


(3)  Early Redemption of Subordinated Notes

On June 8, 1994, the Company entered into a credit agreement with Bankers Trust Company, as agent, and a syndicate of banks and called for redemption all of its outstanding $170,000,000 12-5/8% Senior Subordinated Notes (the "12-5/8% Notes") at a price of 104.734% of their aggregate principal amount together with accrued interest to the date of redemption. The 12-5/8% Notes were redeemed on July 8, 1994 from the proceeds of a $100 million term-loan borrowing and $78 million of revolving credit borrowings under such credit agreement. The early redemption of the 12-5/8% Notes resulted in an after-tax charge to earnings of $5,576,000, or $.28 per share, in the second quarter and first nine months of 1994, reflecting the 4.734% call premium due on the redemption of the 12-5/8% Notes and the write-off of the related unamortized deferred financing costs.

(4)  Acquisitions

In May 1994, the Company acquired the outstanding capital stock of Delsopak, S.A. of France and an exclusive license and option to purchase certain patents. In July 1994, the Company acquired the outstanding capital stock of Hereford Paper and Allied Products Limited of England. In September 1994, the Company acquired the outstanding capital stock of Emballasje-Teknikk A/S of Norway. These transactions, each of which was effected in exchange for shares of the Company's common stock and cash, were not material to the Company's consolidated financial statements.

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







Results of Operations
The Company's net sales increased 19% in the third quarter and 13% in the first nine months of 1994 compared with the respective 1993 periods primarily due to the factors discussed below. Net sales from domestic operations increased 17% in the third quarter and 12% in the first nine months of 1994 while net sales from foreign operations increased 26% in the third quarter and 14% in the first nine months of 1994.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 21% in the third quarter and 13% in the first nine months of 1994 primarily due to increased unit volume of Instapak(R) products, Korrvu(R) suspension packaging and thick polyethylene foams as well as fabricated packaging materials produced by Delsopak S.A., a small French company that the Company acquired in May, 1994. Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers, increased 19% in the third quarter and 14% in the first nine months of 1994 due primarily to increased unit volume, including the added sales of Shurtuff(R) durable mailers, a product line that the Company acquired in August, 1993. Net sales of food packaging products increased 16% in the third quarter and 7% in the first nine months of 1994 primarily due to increased unit volume partially offset by lower average selling prices for certain products and changes in product mix. Foreign currency translation had a modestly negative effect on the Company's operating results for the first nine months of 1994 but contributed minimally to results for the third quarter of 1994.

Cost of sales increased 21% in the third quarter and 13% in the first nine months of 1994 primarily reflecting the Company's higher level of net sales and certain higher raw material costs.
 Marketing, administrative and development expenses increased 15% in the third quarter and 11% in the first nine months of 1994, primarily due to the higher level of net sales. As a percentage of net sales, cost of sales increased modestly primarily due to the effect of certain higher raw material costs in the 1994 periods while marketing, administrative and development expenses declined modestly.

 Operating profit increased 16% in the third quarter and 12% in the first nine months of 1994 primarily reflecting the Company's higher net sales and the effect of the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other expense, net, decreased to $3,649,000 in the third quarter and $16,074,000 in the first nine months of 1994 compared to $7,490,000 in the third quarter and $21,821,000 in the first nine months of 1993 primarily due to the refinancing, which is discussed below, of the Company's 12-5/8% Senior Subordinated Notes (the "12-5/8% Notes") at lower interest rates and lower average borrowings.

 The Company's effective income tax rate decreased to 39.8% in the third quarter of 1994 from 44.0% for the third quarter of 1993 primarily reflecting lower tax provisions required, including primarily lower taxes on foreign earnings at other than the statutory U.S. federal income tax rate.

 Net earnings for the quarter increased 77% to $10,309,000, or $.52 per share, compared with net earnings of $5,827,000, or $.30 per share, for the third quarter of 1993. Due to the effect of a cumulative credit to earnings in the first quarter of 1993 attributable to the implementation of a new accounting standard relating to income taxes and an extraordinary charge to earnings in the second quarter of 1994 attributable to the refinancing of the 12-5/8% Notes, net earnings increased modestly in the nine-month period. However, before giving effect to these items, earnings increased 40% to $26,526,000, or $1.33 per share, for the first nine months of 1994 compared with $18,914,000, or $0.97 per share, for the first nine months of 1993.

 The Company incurred an extraordinary charge to earnings of $5,576,000, or $.28 per share, after taxes in the second quarter of 1994 in connection with the early redemption of the 12-5/8% Notes, which were refinanced on July 8, 1994 with the proceeds of borrowings under the 1994 Credit Facility (as defined below).
This extraordinary charge to earnings reflects the 4.734% call premium paid on the redemption of the 12-5/8% Notes and the write-off of the related unamortized deferred financing costs. In the 1993 nine-month period, net earnings were favorably impacted by a cumulative credit adjustment to earnings of $1,459,000, or $.08 per share, resulting from the adoption at the beginning of 1993 of Financial Accounting Standard No. 109 relating to accounting for income taxes.

 Liquidity and Capital Resources
 On June 8, 1994, the Company and certain of its subsidiaries entered into a credit agreement with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"), which provides for a five-year $175 million unsecured revolving credit facility (the "1994 Revolving Credit Facility") and an unsecured five-year $100 million term loan facility (the "1994 Term Loan Facility"). On such date, the Company also called for redemption at a price of 104.734% of their aggregate principal amount all of the outstanding 12-5/8% Notes. These Notes were redeemed on July 8, 1994 from the proceeds of a $100 million borrowing under the 1994 Term Loan Facility and a $78 million borrowing under the 1994 Revolving Credit Facility, which borrowings were made immediately prior to such redemption date.

 Under the terms of the 1994 Credit Facility, $20,000,000 aggregate principal amount of the 1994 Term Loan Facility is repayable each year in equal quarterly installments beginning on September 30, 1994. There is no required annual minimum paydown provision under the 1994 Revolving Credit Facility, but the available commitment under this Facility will be reduced by $25 million on each of June 30, 1997 and June 30, 1998. Such Facilities terminate on June 30, 1999, and all amounts outstanding there under must be repaid on or before such date.

 The Company currently intends to make principal payments due under the 1994 Credit Facility primarily out of funds provided by operations. Long-term debt, less current installments, declined to $174,183,000 at September 30, 1994 from $190,058,000 at December
31, 1993 due to repayments of the Company's long term debt, partially offset by additional borrowings in connection with acquisitions made in 1994. Notes payable and current installments of long-term debt increased to $20,963,000 at September 30, 1994 from $15,618,000 at December 31, 1993 primarily due to the timing of maturities. At September 30, 1994, the Company's available lines of credit, including the 1994 Revolving Credit Facility, amounted to approximately $201,000,000 of which approximately $114,000,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

 The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of September 30, 1994.

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

 The Company's deficit in shareholders' equity, which resulted from the payment of a special cash dividend of $40 per share to the Company's stockholders in 1989 ($20 per share after giving effect to a two-for-one stock split distributed in September 1992) and financing transactions related to the payment of that dividend, declined to $649,000 at September 30, 1994 from $29,419,000 at December 31, 1993 primarily as a result of the Company's net earnings for the first nine months of 1994 and common stock issued in 1994 for non-cash compensation and for acquisitions.

 Cash flows from operating activities increased to $35,942,000 in the first nine months of 1994 compared with $31,120,000 for the 1993 period primarily due to the increase in earnings before the cumulative adjustment in 1993 for the effect of the accounting change discussed above and the charge discussed above in the second quarter of 1994 related to the early extinguishment of the 12-5/8% Notes, and changes in operating assets and liabilities.

 Cash flows used in investing activities were $20,727,000 in the first nine months of 1994 compared with $17,926,000 for the 1993 period. Such cash was used primarily to fund capital expenditures and acquisitions effected in the respective periods. Capital expenditures were $14,207,000 in the first nine months of 1994 compared with $17,197,000 in the 1993 period.

 Cash flows used in financing activities were $24,893,000 in the first nine months of 1994 compared with $29,681,000 in the 1993 period. In each period, such cash was used primarily to repay long-term debt. Such cash flows, in the 1994 period, also reflect the refinancing of the 12-5/8% Notes.

 At September 30, 1994, the Company had working capital of $34,212,000, or 11% of total assets, compared with $33,828,000, or 12% of total assets, at December 31, 1993. The increase in working capital was due primarily to increases in accounts receivable and inventories and a decrease in accrued interest which were partially offset by increases in accounts payable and accrued liabilities attributable to the Company's level of operations. Accounts receivable, inventories and accounts payable increased during the first nine months of 1994 due primarily to higher net sales and the timing of payments. Accrued interest declined due to the lower rate of interest under the 1994 Credit Facility and the timing of scheduled payments.

 The Company's ratio of current assets to current liabilities (current ratio) was 1.3 at September 30, 1994 and 1.4 at December 31, 1993. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at September 30, 1994 and December 31, 1993.










				  Part II

			     Other Information



	Item 6. Exhibits and Reports on Form 8-K.

	   (a)  Exhibits

		27   Financial Data Schedule

	   (b)  Reports on Form 8-K

		The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.





			  Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					 SEALED AIR CORPORATION




Date:  November 10, 1994                By s/William V. Hickey
					   William V. Hickey
					   Senior Vice President-Finance
					   (Authorized Executive Officer
					    and Principal Financial Officer)