Form 10-K405
period 1994-12-31
SEALED AIR CORP
filed 1995-03-28
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C. 20549

				 FORM 10-K
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994
     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	  For the transition period from         to

		       Commission File Number 1-7834

			  SEALED AIR CORPORATION
	  (Exact name of registrant as specified in its charter)

State or other jurisdiction
     of incorporation or organization:  Delaware
I.R.S. Employer Identification Number: 22-1682767
Address of principal executive offices: Park 80 East, Saddle
     Brook, New Jersey  07663-5291
Registrant's telephone number, including area code:
     (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

					Name of each exchange
     Title of each class                on which registered

Common Stock, par value $0.01           New York Stock Exchange
per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 15, 1995 was approximately $879,466,000.

     The number of outstanding shares of the registrant's Common
Stock as of March 15, 1995 was 20,969,614.

		    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1994 Annual Report to Stockholders are incorporated by reference into Part I and Part
II of this Annual Report on Form 10-K.

     Portions of the registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

				  PART I

ITEM 1.   BUSINESS

	  Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged primarily in the manufacture and sale of a wide variety of protective and specialty packaging materials and systems.

	  The Company's operations are conducted primarily in North America, Europe and the Asia/Pacific region, and its products are distributed in these areas as well as in other parts of the world. Information by geographic area, including net sales, operating profit and identifiable assets, for each of the three years in the period ended December 31, 1994 appears in Note 3 of the Notes to Consolidated Financial Statements, which are contained in the Company's 1994 Annual Report to Stockholders. Such Note is incorporated herein by reference.

RECENT DEVELOPMENTS

	  On January 10, 1995, the Company acquired Trigon Industries Limited, a privately owned New Zealand corporation ("Trigon"), for a purchase price of approximately $57 million consisting of 882,930 newly-issued shares of the Company's Common Stock and $25,496,000 in cash. The cash portion of the purchase price was paid by borrowings by the Company and certain of its subsidiaries under available lines of credit, including primarily borrowings under the Credit Agreement dated as of June 8, 1994 among the Company, certain of its subsidiaries, Bankers Trust Company, as agent, and a syndicate of banks.

	  Trigon is engaged primarily in the manufacture and sale of flexible packaging materials sold primarily for food packaging, durable mailer and bag products for the banking, security and courier industries, and specialty adhesive products. Trigon employs approximately 730 people, operates six manufacturing facilities in New Zealand, England and the United States and has subsidiaries in Australia and Germany that market certain of its products. The Company intends to integrate Trigon's operations into the Company's other protective and specialty packaging operations.

	  Further information concerning the Trigon acquisition is set forth in Note 9 of the Notes to Consolidated Financial Statements, which Note appears in the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

PRODUCTS

	  The Company's principal protective and specialty packaging products are engineered products, surface protection and other cushioning products, and food packaging products. Certain of these products are also produced for non-packaging applications. The Company also manufactures and sells certain other products discussed below.

	  The net sales contributed by each class of product for each of the five years in the period ended December 31, 1994 appears in the table under the caption "Selected Financial

Data" in the Company's 1994 Annual Report to Stockholders, which data is incorporated herein by reference.

ENGINEERED PRODUCTS

	  The Company's engineered products include its Instapak(R) polyurethane foam packaging systems, specialty polyethylene foams for packaging and non-packaging uses, and certain other engineered packaging products.

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

	  Instapak(R) chemicals, films and equipment are marketed as integrated packaging systems to provide protective packaging for a wide variety of products, including computer, electronic, office, medical and communications equipment, compressors and motors, furniture and spare parts, and void-fill packaging of office supplies, books, cosmetics and other small products for distribution. Instapak(R) systems are also used to produce polyurethane foams used in certain non-packaging applications, including Instapak(R)-Floral, a foam used as a design base for artificial flower arrangements. The Company's Instapak(R) products are sold primarily in North America, Europe and the Asia/Pacific region.

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

	  The Company produces a number of dispensing equipment models for low, medium and high volume use and maintains an ongoing program to develop new equipment models to meet evolving customer needs. The Company's high-speed Instapacker(TM) automated system and its VersaPacker(TM) system, a bench-top version of the Instapacker(TM) system, produce ready-to-use foam cushions consisting of Instamate(R) film bags filled with Instapak(R) foam. Hand-held equipment models range from low-volume single station systems to microprocessor-controlled multiple station systems. Generally, customers may either buy or lease equipment from the Company for use with Instapak(R) systems.

	  Customers are also able to produce pre-formed Instapak(R) foam cushions for use in packaging a wide range of products. The Company offers assistance to its customers in producing, or in preparing the molds used to produce, such pre-formed cushions. The Company offers Instamolder(TM) semi-automated cushion molding equipment that produces Instapak(R) cushions using the Instapacker(TM) system.

	  Specialty Polyethylene Foams

	  The Company manufactures and sells extruded plank and laminated foams for packaging and non-packaging applications. Extruded plank foam is offered in varying densities and thicknesses up to three inches. Laminated foams, which are sold under various trademarks including Polylam(R) in the United States and Stratocell(R) in Europe, are produced in various densities and laminated into thicknesses ranging up to six inches. Certain of the Company's specialty polyethylene foam product lines contain post-consumer recycled polyethylene resins. These foams can be produced in various colors and are available in anti-static form.

	  The Company's specialty polyethylene foams are generally sold to fabricators and converters for packaging and non-packaging applications in which a clean, non-abrasive material is required with such properties as shock absorption, vibration dampening, thermal insulation or buoyancy. In packaging applications, these foams are fabricated into a wide range of protective packaging shapes, forms and die-cuts for designed packages in which a clean, attractive appearance and cushioning or blocking and bracing performance is needed. Non-packaging applications for specialty foams include construction, automotive, sporting and athletic equipment products. The Company's specialty polyethylene foams are sold primarily in North America and Europe.

	  In May 1994, the Company acquired a French fabricator of polyethylene foams and other packaging materials. This acquisition was not material to the Company's consolidated financial statements.

	  Other Engineered Products

	  The Company is engaged in the development, manufacture and sale of Korrvu(R) suspension packaging, which is covered by certain patents. A Korrvu(R) package suspends the product to be packaged in the air space of its shipping container between two strong, flexible low-slip films. Korrvu(R) packaging is sold primarily in North America and Europe.

	  In September 1994, the Company acquired certain patented technology for the manufacture of Sup-Air-Pack(TM) inflatable cushions, which are cushions made in engineered shapes from proprietary films for packaging applications, and the Company is currently engaged in the development of this product line. This acquisition was not material to the Company's consolidated financial statements.

SURFACE PROTECTION AND OTHER CUSHIONING PRODUCTS

	  The Company's surface protection and other cushioning products include air cellular cushioning materials, protective and durable mailers and bags, thin polyethylene foams, paper packaging products, automated packaging systems and certain other packaging products.

	  Air Cellular Cushioning Materials

	  The Company manufactures and markets air cellular cushioning materials primarily under the trademarks AirCap(R) and PolyCap(R). These materials consist of air bubbles encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's PolyCap(R)R line of air cellular cushioning material is similar to AirCap(R)R cushioning in construction except that its plastic film contains a lighter barrier layer.

	  The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers. AirCap(R)R cushioning is used primarily to protect a wide variety of lightweight and medium-weight delicate items, such as instruments, electronic components and glassware, that have no limitation on their shipping and shelf-life cycles. PolyCap(R)R cushioning is used primarily for a wide variety of lightweight products that have a relatively short shipping and shelf-life cycle. The Company also markets anti-static forms of its air cellular cushioning materials. The Company's air cellular materials are manufactured and sold primarily in North America and Europe. During 1994, the Company acquired manufacturers of air cellular and other packaging materials in Italy and Norway. Such acquisitions were not material to the Company's consolidated financial statements.

	  The Company's air cellular cushioning materials are produced in various forms, including continuous rolls, perforated rolls and sheets, depending on customer preference. These materials can be used alone or laminated to other materials such as paper or cardboard. They are also available in bag form (marketed under the trademark Bubblebags(R)), primarily used to provide product protection to small parts. The Company's air cellular cushioning materials can be varied in the size, shape and spacing of their encapsulated air bubbles and the thickness of the plastic to provide specific types of performance in protective packaging and cushioning. The Company's AirCap(R)R and PolyCap(R)R product lines contain post-industrial and post-consumer recycled polyethylene resins.

	  The Company also manufactures and sells adhesive-coated air cellular cushioning material under the trademark BubbleMask(R) and cohesive air cellular cushioning material under the trademark Cold Seal(R)AirCap(R). Polypride(TM) air cellular materials are multi-web materials with high tensile strength used primarily as furniture wrapping.

	  Protective and Durable Mailers and Bags

	  The Company manufactures and markets a variety of protective and durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items for which clean, lightweight preconstructed protective packages are desirable. They can provide the user with significant postage savings, ease of use and enhanced product protection relative to other types of mailers and shipping containers.

	  The Company's protective mailers include lightweight, tear-resistant, heat-sealable mailers marketed primarily in North America and Europe under the trademark Jiffylite(R) that are lined with air cellular cushioning material. The Company's Jiffylite(R)R line of mailers are made from recycled kraft paper and the Company's PolyCap(R)R air cellular cushioning materials.

	  These products also include the widely used Jiffy(TM) padded mailers made from recycled kraft paper padded with macerated recycled newspaper, Jiffy(TM) reinforced mailers, which are highly tear resistant and moisture retardant, Jiffy(TM) utility mailers, which are low-cost, lightweight mailers without padding, and Jiffy(TM) Rigi Bag(R) mailers, which are rigid mailers without padding that are well suited for products such as books and photographs. The Company also manufactures and markets Jiffy(TM) foam-lined mailers and Jiffy(TM) floppy disk mailers, which are lined with thin polyethylene foam. The kraft paper used in many of these mailer lines and the foam lining of certain foam mailer products contain recycled content. These mailers are marketed primarily in North America.

	  The Company's and Trigon's durable plastic mailers and bags, which are produced from coextruded polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. Such mailers and bags are used by a wide range of customers, including air courier, mail order, banking, security and office supply services, primarily in North America, Europe and the Asia/Pacific region. Such mailers and bags are marketed under a number of brand names, including Shurtuff(R), Cache-Pak(R), Lok-Sure(R), Protec(R), Keepsafe(TM) and Crush-Gard(TM).

	  Thin Polyethylene Foams

	  In addition to the specialty polyethylene foams described above, the Company manufactures thin polyethylene foams in roll or sheet form in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company also sells thin polyethylene foam that has anti-static properties and foam laminate products in which the foam is laminated to paper, polyethylene film or other substrates for specialized applications. The Company's Quicksilver(TM) polyethylene film and foam laminates have cohesive properties for masking and other applications. Certain of the Company's thin polyethylene foam product lines are made using post-consumer recycled resins.

	  Low-density thin polyethylene foam manufactured by the Company is marketed primarily in North America and Europe under the trademark Cell-Aire(R) and is used primarily for surface protection and light-duty cushioning.

	  Medium-density thin polyethylene foam is marketed in North America and Europe under the trademark Cellu-Cushion(R) as a cushioning material to protect products from damage through shock or vibration during shipment. The Company also manufactures special density polyethylene foams for a variety of packaging and non-packaging applications.

	  Paper Packaging Products

	  The Company manufactures recycled kraft, tissue and creped paper for use as a raw material in the manufacture of the Company's protective mailer and food packaging products or sale to unaffiliated customers. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft(R), Custom Wrap(TM), Jiffy(TM) Padwrap(R) and Void Kraft(TM) for industrial surface protection, furniture surface protection, moving and storage blankets, and for use as cushioning or void fill in various packaging applications. The Company's paper packaging products are sold primarily in North America and Europe.

	  Packaging Systems

	  The Company produces and markets the Instasheeter(TM) high-speed converting system, designed for on-line packaging applications, which automatically converts the Company's flexible packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, described above, into sheets of a pre-selected size and quantity. The Company also produces and markets the Accu-Cut(TM) converting system, an economical system for converting the Company's flexible packaging materials in off-line packaging applications. Such systems are sold primarily in North America and Europe.

	  The Company's Jiffy Packer(TM) high-speed dunnage system, which is marketed in Europe under the name Paper Boy(TM) and in Japan under the name EcoPacker(TM), produces paper dunnage material on site from the Company's 3-ply Void Kraft(TM) recycled kraft paper. The Jiffy Packer(TM) system is also offered in a bench-top version. The Company's VoidPak(TM) inflatable packaging system, marketed in North America and Europe, consists of a compact, portable inflator and self-sealing inflatable plastic bags, available in several sizes. When inflated, the bags can be used in a wide range of void fill applications, and they can be deflated and re-inflated for reuse.

	  In September 1994, the Company acquired a French business that sells on-site air cellular packaging systems for void fill and light-duty cushioning applications. The systems, marketed primarily in Europe under the trademark Fill-Air(TM), convert rolls of polyethylene film into air cellular packaging materials using patented technology. This acquisition was not material to the Company's consolidated financial statements.

	  Other Surface Protection and Cushioning Products

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

FOOD PACKAGING PRODUCTS

	  The Company's food packaging products include absorbent pads and flexible films, bags, pouches and related equipment.

	  Absorbent Pads

	  The Company manufactures and sells absorbent pads used for food packaging, including its Dri-Loc(R) absorbent pads, certain features of which are covered by patents. The Company also produces other absorbent pads that utilize the features of its Dri-Loc(R) pads, including the Company's Pad-Loc(TM) pad for the poultry processor industry. These products are used in meat, fish and poultry trays to absorb excess fluids and are sold primarily in North America, Europe and the Asia/Pacific region.

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

	  The Company also manufactures conventional padding, sold as individual pads and in roll stock form for use by converters and processors to prepad trays. This padding consists of layers of bleached crepe tissue with one or two outer layers of polyethylene film. The Company also sells supermarket display case liners, which are similar in construction to conventional padding, under the trademark Cellu Liner(TM). In July 1994, the Company acquired an English manufacturer of conventional pads used for food and non-food applications. Such acquisition was not material to the Company's consolidated financial statements.

	  Flexible Films and Related Equipment

	  Trigon produces a variety of flexible films, bags and pouches and associated packaging systems marketed and sold primarily in Australasia and Europe and used to package a broad range of perishable foods such as meat, poultry, fish, prepared foods, cheese and other dairy products.

	  Trigon produces proprietary flexible films, bags and pouches in permeable and barrier varieties. Trigon's permeable films, bags and pouches are designed primarily for frozen or dried foods. The oxygen permeability and water vapor barrier properties of the film allow for the retention of fresh product color and appearance to enhance product presentation. Trigon's barrier films, bags and pouches provide a high barrier to oxygen and water, allowing extended storage for fresh chilled or processed products by preserving the texture, taste and moisture balance of the chilled or processed product. Both permeable and barrier films and bags are produced in various grades to meet customer requirements.

	  Trigon markets permeable and barrier shrinkbags under the Shrinkvac(TM) trademark and barrier shrinkbags under the Perflex(TM) trademark. Permeable and barrier vacuum skin packaging is marketed under the Intact(TM) and Trifresh(TM) trademarks. Trigon also offers Tufflex(TM) barrier pouches with high puncture resistance.

	  Trigon's packaging equipment offerings include automatic film and bag making, dispensing and loading units to package foods in vacuum or vacuum skin packages using Trigon's films. Systems are marketed to the food processing industry under the Intact(TM), Flexibag(TM) and other trademarks.

	  Trigon also manufactures printed co-extruded films for frozen food and similar loose product packaging as well as a wide range of mono- and multi-layer films for other food and general applications.

OTHER PRODUCTS

	  The Company's other products consist primarily of specialty adhesive products, loose-fill polystyrene packaging, products that control static electricity, and recreation and energy conservation products.

	  Through a subsidiary in New Zealand, Trigon manufactures and sells a wide range of specialty adhesive tapes on a variety of substrates. These specialty adhesive tapes provide custom formulations for a wide range of applications that include the tape strip or closure tape for disposable diapers, foil tapes used in heating, air conditioning and refrigeration, and cloth based tapes used in construction and underground applications on pipe work for corrosion protection.

	  Subsidiaries of the Company in the Asia/Pacific region and Mexico produce loose-fill polystyrene packaging for sale under the trademark Mic-Pac(TM) to customers in those countries.

	  In addition to air cellular cushioning materials and polyethylene foam with anti-static properties, the Company sells other products related to the elimination and neutralization of static electricity, including conductive shielding bags, floor mats, worktable coverings, and wrist and foot straps. Static control products, which are sold primarily in North America and the Asia/Pacific region, are used principally by manufacturers of static-sensitive microelectronic devices.

	  In certain countries, subsidiaries of the Company sell translucent air cellular material similar to AirCap(R) cushioning that is fabricated into solar pool covers. In the United States, the Company manufactures and sells solar heating systems for swimming pools that use thermostatically controlled pumps to circulate pool water through plastic solar collector panels.

FOREIGN OPERATIONS

	  The Company sells most of its product lines in a number of foreign countries as well as in the United States, as described more fully above. In addition, the Company has foreign licensees that manufacture certain of its protective packaging products in Australia, Canada, Chile, England, Germany, Japan, South Africa and Sweden. Licensing revenues are not material to the Company's consolidated financial statements.

	  During 1994, 1993 and 1992, foreign net sales represented approximately 29%, 27% and 30%, respectively, of the Company's total net sales, while operating profit from foreign operations represented approximately 21%, 20% and 25%, respectively, of the Company's total operating profit. For a discussion of the factors affecting these changes in foreign net sales and operating profit, see Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Company's 1994 Annual Report to Stockholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. As a consequence of the Trigon acquisition, the Company believes that the percentage of its net sales from foreign operations should increase in 1995. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations.

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

	  The Company has no material long-term contracts for the distribution of its protective packaging products. In 1994, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

RAW MATERIALS

	  The raw materials utilized in the Company's operations generally have been readily available on the open market and are purchased from several suppliers, reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's operations include polyethylene resins and films, polyurethane chemicals, and paper and wood pulp products (including recycled or reprocessed paper products, resins, films and chemicals), and blowing agents used in foam products.

PRODUCT DEVELOPMENT

	  The Company incurred expenses of $10,912,000 related to Company-sponsored research and development in 1994 compared with $9,168,000 during 1993 and $9,414,000 during 1992. The Company maintains a continuing effort to develop new products based on its existing product lines as well as new packaging and non-packaging applications for its products. The Company also maintains ongoing efforts to add or increase recycled or reprocessed content in its product lines.

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

COMPETITION

	  The Company's products compete with similar products made by others and with a number of other packaging materials, including various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, and with envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's engineered products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. Certain firms producing competing products are well established and may have greater financial resources than the Company. Competition for most of the Company's protective and specialty packaging products is based primarily on packaging performance characteristics, service and price. As discussed below under "Environmental Matters," the Company is also subject to competitive factors affecting packaging materials that are based upon customers' environmental preferences.

	  The Company believes that it is the leading manufacturer of air cellular cushioning materials containing a barrier layer and polyurethane foam packaging systems in the geographic areas in which it sells these products.

	  There are a number of competing manufacturers of food
packaging products.   The  Company believes that its Dri-Loc(R)
products have a competitive advantage over conventional pads because of their efficiency and aesthetic appearance. Conventional pads and display case liners compete primarily on the basis of price, absorbency and service. The Company believes it is one of the leading suppliers of meat, fish and poultry absorbent pads to supermarkets and poultry processors in the United States and Europe. Trigon's food packaging films and systems compete with similar flexible films and systems produced by other companies around the world as well as with other food packaging materials.

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

	  In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content, sale and disposal of packaging materials.
In addition, customer demand for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste continues to evolve. While these issues have become a competitive factor in the marketplace for packaging materials, the Company maintains active programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand. The Company believes that its protective packaging materials offer superior packaging protection, enabling customers to achieve lower package cube and weight using the Company's protective packaging materials than with many alternative packaging methods, thereby reducing the disposal of damaged products as well as the generation of packaging waste. Because the Company offers both plastic-based and paper-based protective packaging materials, customers can select the protective packaging materials that they consider to best meet their performance and cost needs and environmental preferences. A number of the Company's product lines incorporate recycled or reprocessed content, and the Company maintains ongoing efforts to add or increase recycled or reprocessed content in many of its product lines.

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

EMPLOYEES

	  At December 31, 1994, the Company had approximately
3,000 employees, with approximately 320 employees covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   PROPERTIES

	  The Company has manufacturing facilities at twenty-four locations in the United States, three other locations in North America, including facilities in Puerto Rico, Canada and Mexico, sixteen locations in Europe, including facilities in England, France, Germany, Italy, the Netherlands, Norway, Spain and Sweden, and six locations in the Asia/Pacific region, including two facilities in New Zealand and facilities in Hong Kong, Malaysia, Singapore and Taiwan. The Company occupies other facilities containing sales, technical, warehouse or administrative offices at several locations in the United States and in the other countries in which the Company conducts business.

	  In the United States, the Company's Instapak(R) products are manufactured at facilities in Connecticut and North Carolina, its surface protection and other cushioning products and certain of its other products are manufactured at facilities in California, Georgia, Illinois, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Texas and Washington, and its food packaging products are manufactured at facilities in California, Mississippi, North Carolina and Pennsylvania.
Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near markets. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to major markets.

	  The Company owns twenty-four of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained.

ITEM 3.   LEGAL PROCEEDINGS

	  The Company is a party to various lawsuits and administrative and other proceedings incidental to its business, including certain federal or state governmental environmental proceedings or private environmental claims relating to Superfund sites or other alleged clean-up obligations. The Company believes that its liability with respect to such proceedings is not material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

	  The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 1995, the year in which he or she first was elected to the position currently held, and the year in which he or she first was elected an officer of the Company.

	  All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years. There are no family relationships among any of the Company's officers or directors.

Name and            Age as of    First Elected to  First Elected
Current Position  March 15, 1995 Current Position    an Officer

T. J. Dermot Dunphy      62             1971           1971
President, Chief
Executive Officer
and Director

William V. Hickey        50             1995           1980
Executive Vice President

Elmer N. Funkhouser III  53             1984           1982
Senior Vice President

Warren H. McCandless     54             1994           1990
Senior Vice President-
Finance

Dale Wormwood            60             1991           1989
Senior Vice President

Jonathan B. Baker        42             1994           1994
Vice President

James A. Bixby           51             1990           1990
Vice President

Mary A. Coventry         41             1994           1994
Vice President

Bruce A. Cruikshank      52             1990           1990
Vice President

Jean-Luc Debry           49             1992           1992
Vice President

James P. Mix             43             1994           1994
Vice President

Robert A. Pesci          49             1990           1990
Vice President

Abraham N. Reichental    38             1994           1994
Vice President

Horst Tebbe              54             1986           1986
Vice President

Robert M. Grace, Jr.     48             1981           1981
General Counsel
and Secretary

				  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
	  EQUITY AND RELATED STOCKHOLDER MATTERS

	  The information appearing under the caption "Common
Stock Information" in the Company's 1994 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

	  The information appearing under the caption "Selected
Financial Data" in the Company's 1994 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS

	  The information appearing under the caption
"Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERIM FINANCIAL INFORMATION (UNAUDITED)

	  The information appearing under the caption "Interim
Financial Information (Unaudited)" in the Company's 1994 Annual
Report to Stockholders is incorporated herein by reference.

FINANCIAL STATEMENTS AND SCHEDULE

	  See Index to Consolidated Financial Statements and
Schedule on page F-2 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
	  ON ACCOUNTING AND FINANCIAL DISCLOSURE

	  There has been no change in the independent auditors of the Company's financial statements during 1993 or 1994 or subsequent thereto.

				 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


	  Part of the information required in response to this
Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders under the caption "Information Concerning Nominees." All such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

	  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders under the caption "Directors' Compensation" and under the subheadings "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation," and such information is incorporated herein by reference. Such incorporated information does not include the information under the subheadings "Report of Organization and Compensation Committee on Executive Compensation" and "Common Stock Performance Comparison" under the caption "Executive Compensation" in such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	  AND MANAGEMENT


	  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1995 Annual
Meeting of Stockholders under the caption "Voting Securities," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1995 Annual
Meeting of Stockholders under the caption "Information Concerning
Nominees," and such information is incorporated herein by reference.

				  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
	  SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM
10-K:

	  (i)  Financial Statements and Financial Statement
Schedule

	  See Index to Consolidated Financial Statements and
Schedule on page F-2 herein.

	  (ii)  Exhibits

Exhibit Number                 Description

3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect. (Exhibit
	       (2)(B) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992, File No. 1-7834, is incorporated herein by reference.)

3.2            By-Laws of the Company as currently in effect.
	       (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-7834, is incorporated herein by reference.)

4.1 Credit Agreement dated as of June 8, 1994 among the Company, certain of its subsidiaries, various banks and Bankers Trust Company, as agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, File No. 1-7834, is incorporated herein by reference.)

4.2 Consent to Credit Agreement among the Company, certain of its subsidiaries, various financial institutions and Bankers Trust Company, as agent, dated as of December 7, 1994 (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)

4.3 Amendment No. 1 to Credit Agreement among the Company, certain of its subsidiaries, various financial institutions and Bankers Trust Company, as agent, dated as of January 3, 1995 (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)

10.1           Contingent Stock Plan of the Company, as amended.
	       (Exhibit 4(c) to the Company's Registration
	       Statement on Form S-8, Registration No. 33-41734, is incorporated herein by reference.)*

10.2 Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit A to the Company's Proxy Statement for the annual meeting held on May 17, 1991, File No. 1-7834, is incorporated herein by reference.)*

10.3 Share Purchase Agreement dated as of January 10, 1995 among Sealed Air Corporation, Trigon Industries Limited, Sealed Air Holdings (NZ) Limited, a wholly owned New Zealand subsidiary of Sealed Air, James William Ferguson Foreman and Diane Shirley Foreman (Exhibit 2 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)

13             Portions of the Company's 1994 Annual Report to
	       Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

21             Subsidiaries of the Company.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

     (b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1994.

			    SIGNATURES

	  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   SEALED AIR CORPORATION
				   (Registrant)



Date:  March 28, 1995              By s/T. J. DERMOT DUNPHY
					President



	  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


					    Date

By s/ T. J. DERMOT DUNPHY               March 28, 1995
President and Director
(Principal Executive Officer)


By s/ WILLIAM V. HICKEY                 March 28, 1995
Executive Vice President
(Principal Financial Officer
and Principal Accounting Officer)


By s/ JOHN K. CASTLE                    March 28, 1995
Director


By s/ LAWRENCE R. CODEY                 March 28, 1995
Director

By s/ CHARLES F. FARRELL, JR.           March 28, 1995
Director


By s/ DAVID FREEMAN                     March 28, 1995
Director


By s/ SHIRLEY A. JACKSON                March 28, 1995
Director


By s/ ALAN H. MILLER                    March 28, 1995
Director


By s/ R. L. SAN SOUCIE                  March 28, 1995
Director

SEALED AIR CORPORATION




CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Years ended December 31, 1994, 1993 and 1992

SEALED AIR CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules






							     Page

Independent Auditors' Report                                    *

Financial Statements:
    Consolidated Statements of Earnings for the years
      ended December 31, 1994, 1993 and 1992                    *
    Consolidated Balance Sheets - December 31, 1994 and 1993 * Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended December 31, 1994, 1993 and 1992 * Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992                          *
    Notes to Consolidated Financial Statements                  *


Independent Auditors' Report on Schedule                      F-3


Consolidated Schedule:
VIII - Valuation and Qualifying Accounts                      F-4

______________________________
*The information required appears on pages 17 through 35 of the Company's 1994 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors' Report on Schedule


The Board of Directors and Shareholders
Sealed Air Corporation:

Under date of January 18, 1995, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


							KPMG Peat Marwick LLP


Short Hills, New Jersey
January 18, 1995


									      SCHEDULE VIII



			     SEALED AIR CORPORATION AND SUBSIDIARIES
				VALUATION AND QUALIFYING ACCOUNTS
			  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
				    (In thousands of dollars)



						   ADDITIONS
				BALANCE AT   CHARGED TO  CHARGED TO
				BEGINNING    COSTS AND   OTHER                     BALANCE AT
DESCRIPTION                     OF YEAR      EXPENSES    ACCOUNTS(1) DEDUCTIONS(2) END OF YEAR


Year ended December 31, 1994-
  Allowance for doubtful
      accounts                    $2,675      $1,210      $  764       $  679       $3,970

Year ended December 31, 1993-

  Allowance for doubtful
      accounts                    $2,665      $  734      $    6       $  730       $2,675

Year ended December 31, 1992-

  Allowance for doubtful
      accounts                    $2,872      $  716      $   20       $  943       $2,665



(1)  Primarily recoveries of bad debts and allowance for doubtful accounts of companies acquired at dates of acquisition.

(2)  Primarily accounts receivable balances written off.










F-4