Form 10-Q
period 1995-03-31
SEALED AIR CORP
filed 1995-05-12
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                  FORM 10-Q


            (Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

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


There were 20,992,773 shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 28, 1995.









                                   PART I
                          FINANCIAL INFORMATION

                SEALED AIR CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings
          For the Three Months Ended March 31, 1995 and 1994
            (In thousands of dollars except per share data)
                                (Unaudited)



                                                         1995       1994

Net sales                                              $173,354   $117,461

Cost of sales                                           112,547     73,003

Gross profit                                             60,807     44,458

Marketing, administrative and
 development expenses                                    35,885     24,936

Operating profit                                         24,922     19,522

Other income (expense):
 Interest income                                            218        182
 Interest expense                                        (5,037)    (6,196)
 Other, net                                                (974)      (928)

   Other income (expense), net                           (5,793)    (6,942)

Earnings before income taxes                             19,129     12,580

Income taxes                                              7,556      5,032

Net earnings                                           $ 11,573   $  7,548

Net earnings per common share                          $   0.55   $   0.38

Weighted average number of
 shares outstanding (000)                                20,887     19,899



See accompanying notes to consolidated financial statements.





                             SEALED AIR CORPORATION
                          Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994
                 (In thousands of dollars except share data)


                                                 March 31,      December 31,
                                                   1995            1994
                                                (Unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                      $ 12,203       $ 11,153

  Accounts receivable, less allowance for
    doubtful accounts of $4,456 in 1995 and
    $3,970 in 1994                                115,897         91,321

  Other receivables                                 5,251          3,866

  Inventories                                      53,030         38,259

  Prepaid expenses                                  1,998          1,009

  Deferred taxes                                    6,445          6,223

     Total current assets                         194,824        151,831

Property and equipment:
  Land and buildings                               76,457         67,226
  Machinery and equipment                         183,290        141,981
  Leasehold improvements                            5,694          5,029
  Furniture and fixtures                           11,167         12,224
  Construction in progress                          8,277          5,864
                                                  284,885        232,324
Less accumulated depreciation and amortization    119,908         96,154
       Property and equipment, net                164,977        136,170

Patents, patent applications and rights, less
  accumulated amortization of $12,270 in 1995
  $11,819 in 1994                                  15,386          9,647

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $5,808 in 1995 and $4,715 in 1994                43,407         19,710

Other assets                                       25,834         13,759

                                                 $444,428       $331,117


See accompanying notes to consolidated financial statements.


                              SEALED AIR CORPORATION
                           Consolidated Balance Sheets
                 March 31, 1995 and December 31, 1994 (Continued)
                    (In thousands of dollars except share data)


                                                       March 31,    December 31,
                                                         1995           1994
                                                      (Unaudited)

  LIABILITIES AND SHAREHOLDERS' EQUITY


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 40,467      $ 30,508

    Accounts payable                                     50,378        43,009

    Accrued interest                                      1,668         1,323

    Other accrued liabilities                            39,771        44,647

    Income taxes payable                                 20,273        16,577

       Total current liabilities                        152,557       136,064

  Long-term debt, less current
    installments                                        203,679       155,293

  Deferred income taxes                                  17,956        17,215

  Other non-current liabilities                          10,952        11,533

       Total liabilities                                385,144       320,105


  Shareholders' equity:
  Common stock, $.01 par value. Authorized
    35,000,000 shares, issued 21,093,420 shares
    in 1995 and 20,111,618 shares in 1994                   211           201
  Additional paid-in capital                            150,481       114,686
  Retained earnings (deficit)                           (94,463)     (106,036)
  Accumulated translation adjustment                      7,298         6,126
                                                         63,527        14,977

  Less deferred compensation and cost ($246
    in 1995 and 1994) of 123,806 shares
    in 1995 and 119,309 in 1994 of common
    stock held as treasury stock                          4,243         3,965

      Shareholders' equity                               59,284        11,012
                                                       $444,428      $331,117

See accompanying notes to consolidated financial statements.



                        SEALED AIR CORPORATION AND SUBSIDIARIES
                  Consolidated Statements (abbreviated) of Cash Flows
                   For the Three Months Ended March 31, 1995 and 1994
                              (In thousands of dollars)
                                     (Unaudited)
                                                          1995        1994
Cash Flows From Operating Activities:
  Net earnings                                          $ 11,573    $ 7,548
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Depreciation and amortization                        8,491      6,126
      Deferred credits - income taxes and other              168        (44)
      Net losses on disposals of fixed assets                 72         58
      Other, net                                            (710)       817
      Cash provided (used) by changes in:
        Receivables                                      (12,017)    (6,427)
        Inventories                                       (4,874)      (351)
        Prepaid expenses                                    (989)      (136)
        Accounts payable                                  (3,212)       609
        Accrued interest                                     345     (5,436)
        Other accrued liabilities                         (1,983)    (4,097)
        Income taxes payable                               4,336      4,477

    Net cash provided by operating activities              1,200      3,144

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment         (3,700)    (4,834)
  Proceeds from sales of property and equipment                9         19
  Net cash utilized in purchase of subsidiaries          (24,157)        -

    Net cash used in investing activities                (27,848)    (4,815)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                            59,645      1,324
  Payments of long-term debt                             (33,853)   (17,730)
  Net proceeds on notes payable                            1,543      9,834

    Net cash provided (used) by financing activities      27,335     (6,572)

Effect of exchange rate changes on cash and cash
  equivalents                                                363         70
Cash and Cash Equivalents:
  Increase (decrease) during the period                    1,050     (8,173)
  Balance, beginning of period                            11,153     19,392
  Balance, end of period                                $ 12,203   $ 11,219

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $  4,617   $ 11,448
    Income taxes                                        $  3,860   $    555


See accompanying notes to consolidated financial statements.










SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1995 and 1994
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 1995 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1995 presentation.

(2)  Acquisition

On January 10, 1995, the Company acquired Trigon Industries Limited ("Trigon"), a privately owned, New Zealand based manufacturer of flexible packaging materials, for 882,930 newly issued shares of common stock valued at $35.70 per share and $25,496,000 in cash primarily provided by proceeds from borrowings under the Company's credit facility with Bankers Trust Company, as agent for a syndicate of banks, representing a purchase price of approximately $57 million. The net assets of Trigon acquired included property and equipment of approximately $28,400,000, intangible assets of approximately $43,000,000 including trademarks, non-compete agreements, and the excess of cost over the fair value of net assets acquired, $20,000,000 of net indebtedness, and working capital of approximately $12,000,000. Such acquisition is being accounted for as a purchase.

The following table presents selected financial information (unaudited) for the Company and Trigon on a pro forma basis as if such acquisition had occurred on January 1, 1994. Such information combines consolidated earnings statement data for the Company for the year ended December 31, 1994 with consolidated income statement data of Trigon for the twelve months ended September 30, 1994. Such information gives effect to pro forma adjustments necessary to account for the acquisition as a purchase, principally for the amortization of the excess of cost over fair value of net assets acquired and other intangible assets, specific cost reductions which management expects to realize from the combined operations, interest expense on borrowings incurred to finance the acquisition, and additional shares issued in the acquisition.

(Amount in thousands, except per common share data)          1994


Net sales                                                $591,529
Earnings(1)                                                 39,050
Earnings per common share(1)                                  1.88

(1) Before reflecting the after-tax charge of $5,576,000, or $0.28 per share, to the Company's earnings in 1994 arising from the early redemption in July 1994 of the Company's 12-5/8% Senior
Subordinated Notes.

Pro forma results are not necessarily indicative of future results or of the results that would have occurred had the acquisition actually taken place on January 1, 1994.




SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1995 and 1994
(Unaudited)


(3)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the nine months ended March 31, 1995 and 1994 follows:

                                                   1995    1994

     Statutory U.S. federal income tax rate        35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries             1.5     1.9

     Tax effect of U.S. expenses not subject to
       tax benefit                                  1.1     0.5

     State income taxes, net of U.S. federal
       income tax benefit                           3.9     4.0

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate      (2.4)   (1.9)

     Other miscellaneous items                      0.4     0.5

     Effective income tax rate                     39.5%   40.0%


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
The Company's net sales increased 48% in the first quarter of 1995 compared with the first quarter of 1994. Approximately one third of the 48% increase in net sales reflects the net sales of products of Trigon Industries Limited ("Trigon"), which the Company acquired in early January 1995. Trigon is a New Zealand-based manufacturer of flexible packaging primarily for the food industry and durable mailers and bags as well as specialty adhesive products. The increase in net sales also reflects increased unit volume in the Company's major classes of products, higher average selling prices for certain products, and the additional net sales of other businesses acquired in 1994.
Foreign currency translation contributed modestly to the increase in net sales in the first quarter of 1995.

Net sales from domestic operations increased 27% in the first quarter of 1995 compared to the first quarter of 1994 primarily due to higher average selling prices for certain products, higher unit volume in the Company's major classes of products and the added net sales of Trigon's U.S. operations.

Net sales from foreign operations increased 105% in the first quarter of 1995 compared to the first quarter of 1994. Such increase was due primarily to the added net sales of Trigon's operations outside of the United States, increased unit volume in the Company's major classes of products, the added net sales of other foreign businesses acquired during 1994 as discussed below, and the modest effect of foreign currency translation.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 26% in the first quarter of 1995 primarily due to increased unit volume of Instapak(R) products, thick polyethylene foams and, to a lesser extent, fabricated packaging materials produced by Delsopak S.A., a small French company that was acquired in May 1994.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers, increased 53% in the first quarter of 1995 due primarily to higher average selling prices for certain products, the added sales of Trigon's durable mailer and bag products, increased unit volume of certain products and the added sales of businesses acquired during 1994. Net sales of businesses acquired in 1994 include air cellular and other protective packaging products produced by Emballasje-Teknikk A/S of Norway, which was acquired in September 1994, and SPIC Srl of Italy, which was acquired late in December 1994.

Net sales of food packaging products increased 94% in the first quarter of 1995 primarily due to the added net sales of Trigon's food packaging products, the added net sales of Hereford Paper and Allied Products Limited, an English manufacturer of absorbent food pads that was acquired in July 1994, and increased unit volume of the Company's Dri-Loc(R) products.

Net sales of other products increased to $4,691,000 from $2,173,000 in the first quarter of 1994 primarily due to the added sales of Trigon's specialty adhesive products.

Cost of sales increased 54% in the first quarter of 1995 primarily reflecting the Company's higher level of net sales and certain higher raw material costs.

Gross profit increased 37% in the first quarter of 1995 reflecting the Company's higher level of net sales partially offset by the higher cost of sales discussed above. As a percent of net sales, gross profit declined from 37.9% to 35.1% primarily due to certain higher raw material costs and changes in product mix, including the effect of the added products of Trigon and the businesses that the Company acquired in 1994.

Marketing, administrative and development expenses increased 44% in the first quarter of 1995, primarily reflecting the Company's higher level of net sales, the added marketing, administrative and development expenses of Trigon and other acquired businesses, and costs associated with integrating the Trigon acquisition and other recent acquisitions.

Operating profit increased 28% in the first quarter of 1995 primarily reflecting the Company's higher net sales and the effect of the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other expense, net, decreased to $5,037,000 in the first quarter of 1995 compared to $6,196,000 in the first quarter of 1994. Although the amount of the Company's outstanding indebtedness increased from December 31, 1994 to March 31, 1995 primarily due to borrowings in connection with the Trigon acquisition, such borrowings bear lower effective interest rates than those to which the Company was subject in the first quarter of 1994.

The Company's effective income tax rate decreased to 39.5% in the first quarter of 1995 from 40.0% for the first quarter of 1994 primarily reflecting lower tax provisions required.

Net earnings for the quarter increased 53% to $11,573,000, or $.55 per share, compared with net earnings of $7,548,000, or $.38 per share, for the first quarter of 1994.

Liquidity and Capital Resources
Long-term debt, less current installments, increased to $203,679,000 at March 31, 1995 from $155,293,000 at December 31,
1994. Notes payable and current installments of long-term debt increased to $40,467,000 at March 31, 1995 from $30,508,000 at
December 31, 1994 primarily due to the timing of maturities. The net increase in indebtedness was primarily due to additional net borrowings of $25,496,000 incurred in connection with the Trigon acquisition, the assumption of approximately $20,000,000 of Trigon's indebtedness and borrowings made primarily for working capital purposes, partially offset by certain repayments made in the first quarter of 1995. At March 31, 1995, the Company's available lines of credit amounted to approximately $237,200,000 of which approximately $109,300,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The Company's principal credit facility is a 1994 credit agreement, as amended, with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"), which provides for a $200 million unsecured revolving credit facility (the "1994 Revolving Credit Facility") and an unsecured $100 million term loan (the "1994 Term Loan") both of which terminate on June 30, 1999.

Under the 1994 Credit Facility, $20,000,000 aggregate principal amount of the 1994 Term Loan is repayable each year in equal quarterly installments through June 30, 1999. There is no required annual minimum paydown provision under the 1994 Revolving Credit Facility, but the available commitment under this Facility will be reduced by $25 million on each of June 30, 1997 and June 30, 1998.
 The Company currently intends to make principal payments due under the 1994 Credit Facility primarily out of funds provided by operations.

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of March 31, 1995.

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

The Company's shareholders' equity increased to $59,284,000 at March 31, 1995 from $11,012,000 at December 31, 1994 primarily as a result of the Company's net earnings for the first quarter of 1995, the value of shares of common stock issued in connection with the Trigon acquisition, and the value of shares of common stock issued during the first quarter of 1995 for non-cash compensation.

Cash flows from operating activities amounted to $1,200,000 in the first quarter of 1995 compared with $3,144,000 for the 1994 period primarily due to changes in operating assets and liabilities, which are discussed below, partially offset by increased net earnings during the 1995 period.

Net cash used in investing activities amounted to $27,848,000 in the first quarter of 1995 compared with $4,815,000 for the first quarter of 1994. The increase in net cash used in investing activities primarily reflects net cash used in connection with the Trigon acquisition. Cash used for capital expenditures amounted to $3,700,000 in the first quarter of 1995 compared with $4,834,000 in the 1994 period primarily due to the timing of capital expenditures.

Net cash provided by financing activities amounted to $27,335,000 in the first quarter of 1995 compared with net cash used in financing activities of $6,572,000 in the 1994 period primarily due to borrowings incurred in connection with the Trigon acquisition.

At March 31, 1995, the Company had working capital of $42,267,000, or 10% of total assets, compared with $15,767,000, or 5% of total assets, at December 31, 1994. The increase in working capital was due primarily to increases in accounts receivable and inventories and a decrease in accrued liabilities which were partially offset by increases in accounts payable attributable to the Company's level of operations. Accounts receivable, inventories and accounts payable increased during the first quarter of 1995 due primarily to the higher level of operations, the additional amounts attributable to Trigon's operations and timing of payments.

The Company's ratio of current assets to current liabilities
(current ratio) was 1.3 at March 31, 1995 and 1.1 at December 31,
1994. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at March 31, 1995 and 0.8 at December 31, 1994.










PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 10-K

     (a)  Exhibits

Exhibit Number                  Description

27             Financial Data Schedule.

     (b)  Reports on Form 8-K:

          On January 24, 1995, the Company filed a Current Report on Form 8-K (Date of Report: January 10, 1995) reporting, pursuant to Item 2 thereof, that the Company had acquired Trigon Industries Limited, a privately owned New Zealand corporation, which acquisition is described in Item 1 of this Annual Report on Form 10-K, and submitting pursuant to Item 5 thereof certain unaudited consolidated condensed financial information for the Company. The following financial statements and pro forma financial information were filed pursuant to Item 7 of such Report:

      A. Consolidated Financial Statements of Trigon Industries
         Limited

         Consolidated Income Statement for the year to June 30,
         1994

         Consolidated Balance Sheet as at June 30, 1994

         Notes to the accounts

         Consolidated Statement of Cash Flows for the year ended
         June 30, 1994

         Report of Independent Chartered Accountants dated August
         26, 1994 (December 21, 1994 as to certain information in notes 16, 23 and 24)

      B. Unaudited Interim Financial Information of Trigon
         Industries Limited

         Consolidated Income Statements for the quarters ended
         September 30, 1994 and 1993

         Consolidated Balance Sheet as of September 30, 1994


         Notes to unaudited interim consolidated financial information

      C. Unaudited Financial Information of the Company (certain information previously presented in the Company's press release made public on January 19, 1995)

         Unaudited Consolidated Condensed Statement of Earnings for the years ended December 31, 1994 and 1993

         Unaudited Consolidated Condensed Balance Sheet,
         December 31, 1994 and 1993

         Notes to unaudited consolidated condensed financial information

      D. Unaudited Pro Forma Condensed Consolidating Financial
         Information

         Unaudited Pro Forma Condensed Consolidating Statement of
         Earnings for the year ended December 31, 1994

         Unaudited Pro Forma Condensed Consolidating Balance
         Sheet, December 31, 1994

         Notes to Unaudited Pro Forma Condensed Consolidating
         Financial Information








                          Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




Date:  May 11, 1995             By s/Warren H. McCandless
                                   Warren H. McCandless
                                   Senior Vice President-Finance
                                   (Authorized Executive Officer
                                   and Principal Financial Officer)