Form 10-K405/A
period 1994-12-31
SEALED AIR CORP
filed 1995-05-16
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM
10-K:

          (i)  Financial Statements and Financial Statement
Schedule

          See Index to Consolidated Financial Statements and
Schedule on page F-2 herein.**

          (ii)  Exhibits

Exhibit Number                 Description

3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect. (Exhibit
               (2)(B) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992, File No. 1-7834, is incorporated herein by reference.)**

3.2            By-Laws of the Company as currently in effect.
               (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-7834, is incorporated herein by reference.)**

4.1 Credit Agreement dated as of June 8, 1994 among the Company, certain of its subsidiaries, various banks and Bankers Trust Company, as agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, File No. 1-7834, is incorporated herein by reference.)**

4.2 Consent to Credit Agreement among the Company, certain of its subsidiaries, various financial institutions and Bankers Trust Company, as agent, dated as of December 7, 1994 (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)**

4.3 Amendment No. 1 to Credit Agreement among the Company, certain of its subsidiaries, various financial institutions and Bankers Trust Company, as agent, dated as of January 3, 1995 (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)**

10.1           Contingent Stock Plan of the Company, as amended.
               (Exhibit 4(c) to the Company's Registration
               Statement on Form S-8, Registration No. 33-41734, is incorporated herein by reference.)* **

10.2 Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit A to the Company's Proxy Statement for the annual meeting held on May 17, 1991, File No. 1-7834, is incorporated herein by reference.)* **

10.3 Share Purchase Agreement dated as of January 10, 1995 among Sealed Air Corporation, Trigon Industries Limited, Sealed Air Holdings (NZ) Limited, a wholly owned New Zealand subsidiary of Sealed Air, James William Ferguson Foreman and Diane Shirley Foreman (Exhibit 2 to the Company's Current Report on Form 8-K, Date of Report January 10, 1995, File No. 1-7834, is incorporated herein by reference.)**

13             Portions of the Company's 1994 Annual Report to
               Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

21             Subsidiaries of the Company.**

23             Consent of KPMG Peat Marwick LLP.**

27             Financial Data Schedule**

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

**Previously filed.

     (b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1994.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEALED AIR CORPORATION
                                   (Registrant)



Date:  May 15, 1995                By s/William V. Hickey
                                      William V. Hickey
                                      Executive Vice President