Form 10-Q
period 1995-06-30
SEALED AIR CORP
filed 1995-08-10
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                  FORM 10-Q


            (Mark One)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

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
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)               Identification Number)


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


There were 21,054,291 shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 1995.










                                            PART I
                                    FINANCIAL INFORMATION
                           SEALED AIR CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Earnings
              For the Three Months and Six Months Ended June 30, 1995 and 1994
                        (In thousands of dollars except per share data)
                                           (Unaudited)
                                        For the                    For the
                                 Three Months Ended           Six Months Ended
                                        June 30                    June 30
                                   1995        1994           1995       1994

 Net sales                     $182,087    $126,761        $355,441  $244,222

 Cost of sales                  118,933      79,007         231,480   152,010

 Gross profit                    63,154      47,754         123,961    92,212

 Marketing, administrative and
  development expenses           36,296      26,179          72,181    51,115

 Operating profit                26,858      21,575          51,780    41,097

 Other income (expense):
   Interest income                  312         423             530       605
   Interest expense              (5,253)     (6,229)        (10,290)  (12,425)
   Other, net                    (1,053)     (1,410)         (2,027)   (2,338)

   Other income (expense), net   (5,994)     (7,216)        (11,787)  (14,158)

 Earnings before income taxes    20,864      14,359          39,993    26,939

   Income taxes                   8,241       5,690          15,797    10,722

 Earnings before early redemption
   of subordinated notes         12,623       8,669          24,196    16,217

 Early redemption of subordinated
   notes, net of income taxes         -      (5,576)              -    (5,576)

 Net earnings                  $ 12,623    $  3,093        $ 24,196  $ 10,641

 Earnings per common share:
   Before early redemption of
   subordinated notes          $    .60    $    .43        $   1.15  $    .81

 Early redemption of subordinated
   notes, net of income taxes         -        (.28)              -      (.28)

 Net earnings per common share $    .60    $    .15        $   1.15  $    .53

 Weighted average number of
   shares outstanding (000)      21,037      19,929          20,963    19,914

 See accompanying notes to consolidated financial statements.


                                  SEALED AIR CORPORATION
                               Consolidated Balance Sheets
                           June 30, 1995 and December 31, 1994
                       (In thousands of dollars except share data)
                                      (Unaudited)

                                                 June 30,      December 31,
                                                   1995            1994
ASSETS

Current assets:

  Cash and cash equivalents                      $  8,660       $ 11,153

  Accounts receivable, less allowance for
    doubtful accounts of $4,922 in 1995 and
    $3,970 in 1994                                120,985         91,321
  Other receivables                                 7,183          3,866

  Inventories                                      53,768         38,259
  Prepaid expenses                                  2,021          1,009

  Deferred taxes                                    6,398          6,223

     Total current assets                         199,015        151,831

Property and equipment:
  Land and buildings                               77,111         67,226
  Machinery and equipment                         172,615        141,981
  Leasehold improvements                            5,775          5,029
  Furniture and fixtures                           11,294         12,224
  Construction in progress                          9,763          5,864
                                                  276,558        232,324
Less accumulated depreciation and amortization    108,201         96,154
       Property and equipment, net                168,357        136,170

Patents, patent applications and rights, less
  accumulated amortization of $12,726 in 1995
  $11,819 in 1994                                  15,011          9,647

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $6,423 in 1995 and $4,715 in 1994                43,026         19,710

Other assets                                       25,240         13,759

                                                 $450,649       $331,117


See accompanying notes to consolidated financial statements.




                                    SEALED AIR CORPORATION
                                 Consolidated Balance Sheets
                       June 30, 1995 and December 31, 1994 (Continued)
                         (In thousands of dollars except share data)
                                        (Unaudited)

                                                      June 30,    December 31,
                                                         1995          1994
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 48,352      $ 30,508

    Accounts payable                                     48,386        43,009

    Accrued interest                                      1,939         1,323

    Other accrued liabilities                            45,602        44,647

    Income taxes payable                                 17,051        16,577

       Total current liabilities                        161,330       136,064

  Long-term debt, less current
    installments                                        185,972       155,293

  Deferred income taxes                                  18,401        17,215

  Other non-current liabilities                          11,630        11,533

       Total liabilities                                377,333       320,105


  Shareholders' equity:
  Common stock, $.01 par value. Authorized
    60,000,000 shares in 1995 and 35,000,000
    shares in 1994, issued 21,104,670 shares
    in 1995 and 20,086,518 shares in 1994                   212           201
  Additional paid-in capital                            153,481       114,686
  Retained earnings (deficit)                           (81,840)     (106,036)
  Accumulated translation adjustment                      7,207         6,126
                                                         79,060        14,977

  Less deferred compensation and cost ($226
    in 1995 and $248 in 1994) of 119,306 shares
    in 1995 and 112,379 in 1994 of common
    stock held as treasury stock                          5,744         3,965

      Shareholders' equity                               73,316        11,012
                                                       $450,649      $331,117

See accompanying notes to consolidated financial statements.




                        SEALED AIR CORPORATION AND SUBSIDIARIES
                  Consolidated Statements (abbreviated) of Cash Flows
                   For the Six Months Ended June 30, 1995 and 1994
                              (In thousands of dollars)
                                     (Unaudited)
                                                          1995        1994
Cash Flows From Operating Activities:
  Net earnings                                          $ 24,196    $10,641
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Early redemption of subordinated notes                   -      5,576
      Depreciation and amortization                       17,202     12,357
      Deferred credits - income taxes and other              761        898
      Net losses on disposals of fixed assets                110        260
      Other, net                                          (2,823)    (1,965)
      Cash provided (used) by changes in:
        Receivables                                      (19,037)    (9,832)
        Inventories                                       (5,612)    (1,799)
        Prepaid expenses                                  (1,012)       171
        Accounts payable                                  (5,204)     5,181
        Accrued interest                                     616        137
        Other accrued liabilities                          3,759     (1,652)
        Income taxes payable                               1,114      7,130

    Net cash provided by operating activities             14,070     27,103

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment         (8,929)    (8,738)
  Proceeds from sales of property and equipment              249         65
  Net cash utilized in purchase of subsidiaries          (24,157)      (400)

    Net cash used in investing activities                (32,837)    (9,073)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                            64,039      5,015
  Payments of long-term debt                             (57,058)   (18,885)
  Net proceeds (payments) on notes payable                 8,778       (635)

    Net cash provided (used) by financing activities      15,759    (14,505)

Effect of exchange rate changes on cash and cash
  equivalents                                                515        220
Cash and Cash Equivalents:
  (Decrease) increase during the period                   (2,493)     3,745
  Balance, beginning of period                            11,153     19,392
  Balance, end of period                                $  8,660   $ 23,137

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $  9,526   $ 11,921
    Income taxes                                        $ 15,323   $  3,592


See accompanying notes to consolidated financial statements.





SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1995 and 1994
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended June 30, 1995 have been made.

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




SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1995 and 1994
(Unaudited)


(3)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the six months ended June 30, 1995 and 1994 follows:

                                                    1995    1994

     Statutory U.S. federal income tax rate        35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries             1.4     2.1

     Tax effect of U.S. expenses not subject to
       tax benefit                                  1.0     0.1

     State income taxes, net of U.S. federal
       income tax benefit                           4.1     3.8

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate      (1.0)   (1.6)

     Other miscellaneous items                     (1.0)    0.4

     Effective income tax rate                     39.5%   39.8%







MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
The Company's net sales increased 44% in the second quarter and 46% in the first six months of 1995 compared with the second quarter and first six months of 1994. Approximately one-third of the increase in net sales reflects the net sales of products of Trigon Industries Limited ("Trigon"), which the Company acquired in early January 1995. Trigon is a New Zealand-based manufacturer of flexible packaging materials primarily sold for food packaging and durable mailers and bags as well as specialty adhesive products. The increase in net sales also reflects higher average selling prices for certain products, increased unit volume in the Company's major classes of products, and the additional net sales of other businesses acquired in 1994. Foreign currency translation contributed modestly to the increase in net sales in the second quarter and first six months of 1995.

Net sales from domestic operations increased 22% in the second quarter and 24% in the first six months of 1995 compared to the second quarter and first six months of 1994 primarily due to higher average selling prices for certain products, higher unit volume in the Company's major classes of products and the added net sales of Trigon's U.S. operations.

Net sales from foreign operations increased 99% in the second quarter and 102% in the first six months of 1995 compared to the second quarter and first six months of 1994. Such increase was due primarily to the added net sales of Trigon's operations outside of the United States, higher average selling prices for certain products, increased unit volume in the Company's major classes of products, the added net sales of other foreign businesses acquired during 1994 as discussed below, and the modest contribution of foreign currency translation.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 24% in the second quarter and 25% in the first six months of 1995 primarily due to increased unit volume of Instapak(R) products and thick polyethylene foams, higher average selling prices for certain products and, to a lesser extent, the added net sales of fabricated packaging materials produced by a small French company that the Company acquired in May 1994.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 47% in the second quarter and 50% in the first six months of 1995 due primarily to higher average selling prices for certain products, the added net sales of Trigon's durable mailer and bag products, increased unit volume of certain products, and the added net sales of businesses acquired during 1994, including air cellular and other protective packaging products produced by companies in Norway and Italy, which the Company acquired in September 1994 and late in December 1994, respectively.

Net sales of food packaging products increased 98% in the second quarter and 96% in the first six months of 1995 primarily due to the added net sales of Trigon's food packaging products, the added net sales of an English manufacturer of absorbent food pads that the Company acquired in July 1994, and increased unit volume of the Company's Dri-Loc(R) products.

Net sales of other products increased to $6,435,000 from $3,604,000 in the second quarter of 1994 and to $11,126,000 from $5,777,000 in the first six months of 1994 primarily due to the added net sales of Trigon's specialty adhesive products.

Cost of sales increased 51% in the second quarter and 52% in the first six months of 1995 primarily reflecting the Company's higher level of net sales and certain higher raw material costs.

Gross profit increased 32% in the second quarter and 34% in the first six months of 1995 reflecting the Company's higher level of net sales partially offset by the higher cost of sales discussed above. As a percent of net sales, gross profit declined from 37.7% to 34.7% in the second quarter and from 37.8% to 34.9% in the first six months primarily due to certain higher raw material costs and changes in product mix, including the effect of the added products of Trigon and the businesses that the Company acquired in 1994.

Marketing, administrative and development expenses increased 39% in the second quarter and 41% in the first six months of 1995, primarily reflecting the Company's higher level of net sales, the added marketing, administrative and development expenses of Trigon and other acquired businesses, and costs associated with integrating the Trigon acquisition and other recent acquisitions.
 As a percentage of net sales, marketing, administrative and development expenses declined modestly in the 1995 periods compared with the 1994 periods.

Operating profit increased 25% in the second quarter and 26% in the first six months of 1995 primarily reflecting the Company's higher net sales and the effect of the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other expense, net, decreased to $5,253,000 in the second quarter and $10,290,000 in the first six months of 1995 compared to $6,229,000 and $12,425,000 in the second quarter and first six months of 1994.
 Although the amount of the Company's outstanding indebtedness increased in the 1995 periods for the reasons discussed below under "Liquidity and Capital Resources", such borrowings bear lower effective interest rates than those to which the Company was subject in the 1994 periods.

The Company's effective income tax rate decreased to 39.5% in the first six months of 1995 from 39.8% for the first six months of 1994 primarily reflecting lower tax provisions required.

Earnings for the second quarter of 1995 increased 46% to $12,623,000, or $.60 per share, and earnings for the first six months of 1995 increased 49% to $24,196,000, or $1.15 per share, compared with earnings, before reflecting the effect in the second quarter of 1994 of the early redemption of the Company's 12-5/8% Senior Subordinated Notes (the "12-5/8% Notes"), of $8,669,000, or $.43 per share, for the second quarter of 1994 and earnings of $16,217,000, or $0.81 per share, for the first six months of 1994.
 The Company incurred an extraordinary charge to earnings of $5,576,000, or $0.28 per share, after taxes in the second quarter of 1994 in connection with the early redemption of the 12-5/8% Notes which reduced net earnings in the second quarter and first six months of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt servicing requirements with funds provided by operations and borrowings made either under its available lines of credit or otherwise.

Cash flows from operating activities amounted to $14,070,000 in the first six months of 1995 compared with $27,103,000 for the 1994 period primarily due to changes in operating assets and liabilities which partially offset the effect of the Company's increased net earnings and higher levels of depreciation and amortization arising out of the Company's operations during the 1995 period. Among the Company's operating assets and liabilities, accounts receivable and inventories increased during the first six months of 1995 due primarily to the Company's higher level of net sales, the additional amounts attributable to Trigon's operations and the timing of payments. Accounts payable, excluding the amount attributable to Trigon's opening balance at the date of acquisition, declined primarily due to the timing of payments. Notes payable and current installments of long-term debt increased to $48,352,000 at June 30, 1995 from $30,508,000 at December 31,
1994 primarily due to the addition of Trigon's operations to the Company's financial statements and the timing of maturities.

Net cash used in investing activities amounted to $32,837,000 in the first six months of 1995 compared with $9,073,000 for the first six months of 1994. The increase in net cash used in investing activities primarily reflects net cash used in connection with the Trigon acquisition. Cash used for capital expenditures amounted to $8,929,000 in the first six months of 1995 compared with $8,738,000 in the 1994 period.

Net cash provided by financing activities amounted to $15,759,000 in the first six months of 1995 compared with net cash used in financing activities of $14,505,000 in the 1994 period. In the 1994 period, net repayments of indebtedness exceeded net borrowings. Long-term debt, less current installments, increased to $185,972,000 at June 30, 1995 from $155,293,000 at December 31,
1994, primarily due to additional net borrowings of $25,496,000 incurred in connection with the Trigon acquisition, the assumption of approximately $20,000,000 of Trigon's indebtedness and borrowings made primarily for working capital purposes, partially offset by certain repayments made in the first six months of 1995.

At June 30, 1995, the Company had working capital of $37,685,000, or 8% of total assets, compared with $15,767,000, or 5% of total assets, at December 31, 1994. The increase in working capital was due primarily to increases in accounts receivable and inventories which were partially offset by increases in notes payable, current installments of long-term debt and accounts payable, which were primarily due to the effect of the Trigon acquisition, the Company's higher level of operations and the timing of payments and debt maturities as discussed above.

The Company's ratio of current assets to current liabilities (current ratio) was 1.2 at June 30, 1995 and 1.1 at December 31, 1994. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at June 30, 1995 and 0.8 at December 31, 1994.

The Company's principal credit facility is an unsecured 1994 credit agreement, as amended, with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"), which provides for a $200 million revolving credit facility (the "1994 Revolving Credit Facility") and a term loan (the "1994 Term Loan") in the original aggregate principal amount of $100 million, both of which terminate on June 30, 1999. At June 30, 1995, the Company's available lines of credit (including the 1994 Revolving Credit Facility) amounted to approximately $238,000,000 of which approximately $112,000,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The 1994 Term Loan is repayable at the rate of $20,000,000 aggregate principal amount each year in equal quarterly installments through June 30, 1999. There is no required annual minimum paydown provision under the 1994 Revolving Credit Facility, but the available commitment under that Facility will be reduced by $25 million on each of June 30, 1997 and June 30, 1998. The Company currently intends to make principal payments due under the 1994 Credit Facility primarily out of funds provided by operations.

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The Company has entered into certain interest rate cap agreements that are designed to limit the Company's exposure to rising interest rates. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of June 30, 1995.

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

The Company's shareholders' equity increased to $73,316,000 at June 30, 1995 from $11,012,000 at December 31, 1994 primarily as a result of the Company's net earnings for the first six months of 1995, the value of shares of common stock issued in connection with the Trigon acquisition, and the value of shares of common stock issued during the first six months of 1995 for non-cash compensation. The Company's deficit in retained earnings arose from the payment in 1989 of a special cash dividend to the Company's shareholders, which deficit has been reduced by accumulated earnings subsequent to the payment of such dividend.








                           PART II
                      OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

          On May 19, 1995, the Company held its annual meeting of stockholders, at which the stockholders elected the whole Board of Directors for the ensuing year, approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's Common Stock from 35,000,000 to 60,000,000, and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for 1995. One of the nominees for election to the Board of Directors listed in the Company's proxy statement, Dr. Shirley A. Jackson, resigned from the Board of Directors prior to the Annual Meeting as a consequence of her appointment to public office.

          A total of 17,642,737 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 84% of the shares entitled to vote at such meeting.
There were no broker non-votes. The votes cast on the matters before the meeting were as follows:

Nominees for Election                     Number of Votes
to Board of Directors:               In Favor         Withheld

  John K. Castle                   17,551,266             91,471
  Lawrence R. Codey                17,561,672             81,065
  T. J. Dermot Dunphy              17,603,982             38,755
  Charles F. Farrell, Jr.          17,400,193            242,544
  David Freeman                    17,548,989             93,748
  Alan H. Miller                   17,548,257             94,480
  Robert L. San Soucie             17,540,256            102,481


                                         Number of Votes

Approval of proposed                For              16,436,632
amendment to certificate            Against           1,158,176
of incorporation                    Abstentions          47,929

Ratification of KPMG                For              17,410,054
Peat Marwick LLP as                 Against             210,355
independent auditors                Abstentions          22,328





Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits

Exhibit Number                      Description

3.1       Amendment to Certificate of Incorporation of the Company
               effective May 19, 1995.

3.2       Unofficial Composite Certificate of Incorporation of the
               Company as currently in effect.

27        Financial Data Schedule.

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.









                          Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SEALED AIR CORPORATION




Date:  August 10, 1995          By s/Warren H. McCandless
                                   Warren H. McCandless
                                   Senior Vice President-Finance
                                   (Authorized Executive Officer
                                   and Principal Financial Officer)