Form 10-Q
period 1995-09-30
SEALED AIR CORP
filed 1995-10-31
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ________________

                                      FORM 10-Q


            (Mark One)
                ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1995

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


There were 42,173,982 shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 1995.









PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months and Nine Months Ended September 30, 1995 and 1994
(In thousands of dollars except per share data)
(Unaudited)
                                                 For the                      For the
                                            Three Months Ended            Nine Months Ended
                                               September 30                 September 30
                                             1995       1994              1995        1994
      Net sales                            $178,536    $131,121         $533,977   $375,343

      Cost of sales                         116,104      83,189          347,584    235,199

      Gross profit                           62,432      47,932          186,393    140,144

      Marketing, administrative and
       development expenses                  35,561      26,574          107,742     77,689

      Operating profit                       26,871      21,358           78,651     62,455

      Other income (expense):
       Interest income                           59         254              589        859
       Interest expense                      (4,445)     (3,649)         (14,735)   (16,074)
       Other, net                              (266)       (840)         ( 2,293)    (3,178)

         Other income (expense), net         (4,652)     (4,235)         (16,439)   (18,393)

      Earnings before income taxes           22,219      17,123           62,212     44,062

      Income taxes                            8,777       6,814           24,574     17,536

      Earnings before early redemption
        of subordinated notes                13,442      10,309           37,638     26,526

      Early redemption of subordinated
        notes, net of income taxes             -           -                 -       (5,576)

      Net Earnings                        $  13,442    $ 10,309        $  37,638   $ 20,950
      Earnings per common share:
        Before early redemption of
        subordinated notes                $     .32    $    .26         $    .90   $    .67

      Early redemption of subordinated
        notes, net of income taxes              -           -                -        (0.14)

      Net earnings per common share        $    .32    $    .26         $    .90   $    .53

	      Weighted average number of
        shares outstanding (000)           	 42,156      39,914           42,003     39,856

      See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994
(In thousands of dollars except share data)
(Unaudited)

                                               September 30,  December 31,
                                                    1995           1994
ASSETS

Current assets:

  Cash and cash equivalents                      $  7,628       $ 11,153

  Accounts receivable, less allowance for
    doubtful accounts of $5,273 in 1995 and
    $3,970 in 1994                                121,274         91,321

  Other receivables                                 6,419          3,866

  Inventories                                      54,214         38,259

  Prepaid expenses                                  1,889          1,009

  Deferred taxes                                    7,644          6,223

     Total current assets                         199,068        151,831

Property and equipment:
  Land and buildings                               76,628         67,226
  Machinery and equipment                         168,252        141,981
  Leasehold improvements                            6,435          5,029
  Furniture and fixtures                           13,114         12,224
  Construction in progress                          9,650          5,864
                                                  274,079        232,324
Less accumulated depreciation and amortization    109,990         96,154
       Property and equipment, net                164,089        136,170

Patents, patent applications and rights, less
  accumulated amortization of $13,168 in 1995
  and $11,819 in 1994                              14,533          9,647

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $7,014 in 1995 and $4,715 in 1994                42,627         19,710

Other assets                                       24,968         13,759

                                                $ 445,285      $ 331,117


See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994 (Continued)
(In thousands of dollars except share data)
(Unaudited)

                                                       September 30, December31,
                                                           1995          1994
LIABILITIES AND SHAREHOLDERS' EQUITY


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 46,680      $ 30,508

    Accounts payable                                     46,690        43,009

    Accrued interest                                      1,841         1,323

    Other accrued liabilities                            47,647        44,647

    Income taxes payable                                 17,123        16,577

       Total current liabilities                        159,981       136,064

  Long-term debt, less current
    installments                                        168,552       155,293

  Deferred income taxes                                  18,037        17,215

  Other non-current liabilities                          11,409        11,533

       Total liabilities                                357,979       320,105


  Shareholders' equity:
  Common stock, $.01 par value. Authorized
    60,000,000 shares in 1995 and 35,000,000
    shares in 1994, issued 42,333,340 shares
    in 1995 and 20,086,518 shares in 1994                   424           201
  Additional paid-in capital                            154,894       114,686
  Retained earnings (deficit)                           (68,398)     (106,036)
  Accumulated translation adjustment                      6,973         6,126

  Less deferred compensation and cost ($226
    in 1995 and $248 in 1994) of 224,758 shares
    in 1995 and 119,306 in 1994 of common
    stock held as treasury stock                          6,587         3,965

      Shareholders' equity                               87,306        11,012
                                                       $445,285      $331,117

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements (abbreviated) of Cash Flows
For the Nine Months Ended September 30, 1995 and 1994
(In thousands of dollars)
(Unaudited)
                                                            1995         1994
Cash Flows From Operating Activities:)
    Net earnings                                          $37,638      $20,950
    Adjustments to net earnings to reconcile to net
      cash provided by operating activities:
        Early redemption of subordinated notes               5,576
        Depreciation and amortization                       25,648      18,200
        Deferred credits - income taxes and other             (900)       (487)
        Net losses on disposals of fixed assets                246         450
        Other, net                                          (1,435)      1,891
        Cash provided (used) by changes in:
              Receivables                                  (18,562)    (15,876)
              Inventories                                   (6,058)     (2,944)
              Prepaid expenses                                (880)        345)
              Accounts payable                              (6,900)      7,578)
              Accrued interest                                 518      (9,165)
              Other accrued liabilities                      5,676       1,757
              Income taxes payable                            1,186       7,667

    Net cash provided by operating activities                36,177      35,942

Cash Flows From Investing Activities:

        Capital expenditures for property and equipment     (13,652)    (14,207)
        Proceeds from sales of property and equipment           371         	 67
        Net cash utilized in purchase of subsidiaries       (24,157)     (6,587)

    Net cash used in investing activities                   (37,438)    (20,727)

Cash Flows From Financing Activities:

        Proceeds from long-term debt                         64,924     187,420)
        Payments of long-term debt                          (78,520)   (204,737)
        Net proceeds on notes                                11,141         472
        Subordinated debt redemption premium                      -      (8,048)

    Net cash used in financing activities                    (2,455)    (24,893)

Effect of exchange rate changes on cash and cash
      equivalents                                               191         388
Cash and Cash Equivalents:
      Decrease during the period                             (3,525)     (9,290)
      Balance, beginning of period                           11,153     $19,392)
      Balance, end of period                                $ 7,628     $10,102)

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                           $13,997     $24,792)
         Income taxes                                       $24,028     $13,338)
See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1995 and 1994
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (collectively, the "Company").
All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods ended September 30, 1995 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1995 presentation.

(2)  Acquisition

On January 10, 1995, the Company acquired Trigon Industries Limited ("Trigon"), a privately owned, New Zealand based manufacturer of flexible packaging materials, for 882,930 newly issued shares of common stock valued at $35.70 per share (1,765,860 valued at $17.85 per share on a post-split basis) and $25,496,000 in cash primarily provided by proceeds from borrowings under the Company's credit facility with Bankers Trust Company, as agent for a syndicate of banks, representing a purchase price of approximately $57 million. The net assets of Trigon acquired included property and equipment of approximately $28,400,000, intangible assets of approximately $43,000,000 including trademarks, non-compete agreements, and the excess of cost over the fair value of net assets acquired, $20,000,000 of net indebtedness, and working capital of approximately $12,000,000. Such acquisition is being accounted for as a purchase.

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

(Amount in thousands, except per common share data)             1994

Net sales                                                    $591,529
Earnings(1)                                                    39,050
Earnings per common share(1)(2)                                 $0.94

(1) Before reflecting the after-tax charge of $5,576,000 or $0.14 per share, to the Company's earnings in 1995 arising from the early redemption in July 1995 of the Company's 12-5/8% Senior Subordinated Notes.
(2) Earnings per share restated to reflect September 1995 stock split. (See note 4)


Pro forma results are not necessarily indicative of future results or of the results that would have occurred had the acquisition actually taken place on January 1, 1995.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1995 and 1994
(Unaudited)


(3)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the nine months ended September 30, 1995 and 1994 follows:

                                                        1995    1994

     Statutory U.S. federal income tax rate             35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries                  1.4     2.1

     Tax effect of U.S. expenses not subject to
       tax benefit                                       1.0     0.3

     State income taxes, net of U.S. federal
       income tax benefit                                4.1     4.0

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate           (0.7)   (1.5)

     Other miscellaneous items                          (1.3)   (0.1)

     Effective income tax rate                          39.5%   39.8%


(4)  Stock Split

On September 29, 1995, the Company distributed a two-for-one stock split in the nature of a stock dividend ("stock split") to the holders of record of the Company's common stock at the close of business on September 15, 1995. As a result, a transfer was made from additional paid-in capital to common stock in an amount equal to the aggregate par value of the shares of common stock issued pursuant to this stock split. Appropriate adjustments to earnings per share, weighted average number of shares outstanding, common stock issued and common stock held as treasury stock have been reflected for all periods presented

Management's Discussion and Analysis
of Results of Operations and Financial Condition

Results of Operations
The Company's net sales increased 36% in the third quarter and 42% in the first nine months of 1995 compared with the 1994 periods. Approximately two-fifths of the increase in net sales in the 1995 periods reflect the net sales of products of Trigon Industries Limited ("Trigon"), which the Company acquired in early January 1995. Trigon is a New Zealand-based manufacturer of flexible packaging materials, primarily sold for food packaging and as durable mailers and bags, as well as specialty adhesive products. The increase in net sales also reflects higher average selling prices for certain products, increased unit volume in the Company's major classes of products, and the additional net sales of other businesses acquired in 1994. Foreign currency translation contributed modestly to the increase in net sales in the third quarter and first nine months of 1995.

Net sales from domestic operations increased 17% in the third quarter and 21% in the first nine months of 1995 compared to the respective 1994 periods primarily due to higher average selling prices for certain products, the added net sales of Trigon's U.S. operations, and higher unit volume in certain of the Company's major classes of products.

Net sales from foreign operations increased 89% in the third quarter and 98% in the first nine months of 1995 compared to the 1994 periods. Such increase was due primarily to the added net sales of Trigon's operations outside of the United States, the added net sales of other foreign businesses acquired during 1994 as discussed below, increased unit volume in the Company's major classes of products, higher average selling prices for certain products, and the modest contribution of foreign currency translation.

Net sales of engineered products, primarily Instapak(r) products and thick polyethylene foams, increased 18% in the third quarter and 23% in the first nine months of 1995 primarily due to increased unit volume of Instapak(r) products, higher average selling prices for certain products and, to a lesser extent in the nine-month period, the added net sales of fabricated packaging materials produced by a small French company that the Company acquired in May 1994.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 39% in the third quarter and 46% in the first nine months of 1995 due primarily to the added net sales of Trigon's durable mailer and bag products, higher average selling prices for certain products, the added net sales of businesses acquired during 1994, including air cellular and other protective packaging products produced by companies that the Company acquired in Norway and Italy in September 1994 and late in December 1994, and increased unit volume of certain products.

Net sales of food packaging products increased 74% in the third quarter and 88% in the first nine months of 1995 primarily due to the added net sales of Trigon's food packaging products, the added net sales of an English manufacturer of absorbent food pads that the Company acquired in July 1994, and increased unit volume.

Net sales of other products increased to $5,817,000 from $2,937,000 in the third quarter of 1994 and to $16,943,000 from $8,714,000 in the first nine months of 1994 primarily due to the added net sales of Trigon's specialty adhesive products.

Cost of sales increased 40% in the third quarter and 48% in the first nine months of 1995 primarily reflecting the Company's higher level of net sales and certain higher raw material costs.

Gross profit increased 30% in the third quarter and 33% in the first nine months of 1995 reflecting the Company's higher level of net sales partially offset by the higher cost of sales discussed above. As a percent of net sales, gross profit declined from 36.6% to 35.0% in the third quarter and from 37.3% to 34.9% in the first nine months primarily due to certain higher raw material costs and changes in product mix, including the effect of the added products of Trigon and the businesses that the Company acquired in 1994.

Marketing, administrative and development expenses increased 34% in the third quarter and 39% in the first nine months of 1995, primarily reflecting the Company's higher level of net sales, the added marketing, administrative and development expenses of Trigon and other acquired businesses, and costs associated with integrating the Trigon acquisition and other recent acquisitions. As a percentage of net sales, marketing, administrative and development expenses declined modestly in the 1995 periods compared with the 1994 periods.

Operating profit increased 26% in the third quarter and first nine months of 1995 primarily reflecting the Company's higher net sales and the effect of the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other expense, net, increased to $4,445,000 in the third quarter and decreased to $14,735,000 in the first nine months of 1995 compared to $3,649,000 and $16,074,000, respectively, in the 1994 periods. Although the Company had higher levels of outstanding indebtedness in the 1995 periods for the reasons discussed below under "Liquidity and Capital Resources", such borrowings bear lower effective interest rates than those to which the Company was subject in the 1994 periods, primarily due to the refinancing in 1994 of the Company's 12-5/8% Senior Subordinated Notes (the "12-5/8% Notes").

The Company's effective income tax rate decreased to 39.5% in the first nine months of 1995 from 39.8% for the first nine months of 1994 primarily reflecting lower tax provisions required.

Net earnings for the third quarter of 1995 increased 30% to $13,442,000, or $0.32 per share, compared with net earnings of $10,309,000, or $0.26 per share, for the third quarter of 1994. Before reflecting the effect in the first nine months of 1994 of an after-tax charge to earnings arising from the early redemption of the 12-5/8% Notes, earnings for the first nine months of 1995 increased 42% to $37,638,000, or $0.90 per share, compared with earnings of $26,526,000, or $0.67 per share, for the first nine months of 1994. The Company incurred an extraordinary after-tax charge to earnings of $5,576,000, or $0.14 per share, in connection with the early redemption in 1994 of the 12-5/8% Notes, which affected net earnings in the first nine months of 1994.

The foregoing earnings per share figures have been restated to reflect the effect of a two-for-one stock split in the nature of a stock dividend distributed on September 29, 1995 to holders of record of the Company's common stock at the close of business on September 15, 1995.

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

Cash flows from operating activities amounted to $36,177,000 in the first nine months of 1995 compared with $35,942,000 for the 1994 period primarily due to changes in operating assets and liabilities which partially offset the effect of the Company's increased net earnings and higher levels of depreciation and amortization arising out of the Company's operations during the 1995 period. Among the Company's operating assets and liabilities, the increases in accounts receivable, inventories and accounts increased during the first nine months of 1995 were due primarily to the Company's higher level of net sales, the additional amounts attributable to Trigon's operations and the timing of payments. Notes payable and current installments of long-term debt increased to $46,680,000 at September 30, 1995 from $30,508,000 at December 31, 1994 primarily due to the addition of Trigon's operations to the Company's financial statements, additional borrowings and the timing of maturities of long-term debt.

Net cash used in investing activities amounted to $37,438,000 in the first nine months of 1994 compared with $20,727,000 for the first nine months of 1994. The increase in net cash used in investing activities primarily reflects net cash used to pay a portion of the purchase price of the Trigon acquisition. Capital expenditures amounted to $13,652,000 in the first nine months of 1995 compared with $14,207,000 in the 1994 period.

Net cash used in financing activities amounted to $2,455,000 in the first nine months of 1995 compared with $24,893,000 in the 1994 period. The lower amount of net cash used in financing activities in the first nine months of 1995 primarily reflects the absence in the 1994 period of the redemption premium that was incurred in 1994 in connection with the early redemption of the 12-5/8% Notes and a lower level of net repayments of outstanding debt. Long-term debt, less current installments, increased to $168,552,000 at September 30, 1995 from $155,293,000 at December 31, 1994, primarily due to additional net borrowings of $25,496,000 incurred in connection with the Trigon acquisition, the assumption of approximately $20,000,000 of Trigon's indebtedness and borrowings made primarily for working capital purposes, partially offset by certain repayments made in the first nine months of 1995.

At September 30, 1995, the Company had working capital of $39,087,000, or 9% of total assets, compared with $15,767,000, or 5% of total assets, at December 31, 1994. The increase in working capital was due primarily to increases in accounts receivable and inventories which were partially offset by increases in notes payable, current installments of long-term debt and accounts payable, which were primarily due to the effect of the Trigon acquisition, the Company's higher level of operations and the timing of payments and debt maturities as discussed above.

The Company's ratio of current assets to current liabilities (current ratio) was
1.2 at June 30, 1995 and 1.1 at December 31, 1994. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 September 30, 1995 and 0.8 at December 31, 1994.

The Company's principal credit facility is an unsecured 1994 credit agreement, as amended, with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"), which provides for a $200 million revolving credit facility (the "1994 Revolving Credit Facility") and a term loan (the "1994 Term Loan") in the original aggregate principal amount of $100 million, both of which terminate on June 30, 1999. At September 30, 1995, the Company's available lines of credit (including the 1994 Revolving Credit Facility) amounted to approximately $239,000,000 of which approximately $121,000,000 were unused.
Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

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

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The Company has entered into certain interest rate cap agreements that are designed to limit the Company's exposure to rising interest rates. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of September 30, 1995.

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

The Company's shareholders' equity increased to $87,306,000 at September 30, 1995 from $11,012,000 at December 31, 1994 primarily as a result of the Company's net earnings for the first nine months of 1995, the value of shares of common stock issued in connection with the Trigon acquisition, and the value of shares of common stock issued during the first nine months of 1995 for non-cash compensation. The Company's deficit in retained earnings arose from the payment in 1989 of a special cash dividend to the Company's shareholders, which deficit has been reduced by accumulated net earnings subsequent to the payment of such dividend.





PART II
OTHER INFORMATION





Item 6.       Exhibits and Reports on Form 8-K.

          a.  Exhibits

Exhibit Number        Description

       4 Second Amendment to Credit Agreement among the Company, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions dated as of July 21, 1995.

      10.1        Contingent Stock Plan of the Company, as currently in effect.

      10.2 Restricted Stock Plan for Non-Employee Directors of the Company, as currently in effect.

      27          Financial Data Schedule.



              b.  Reports on Form 8-K.

              	On August 10, 1995, the Company filed Amendment No. 1 on Form 8-K/A to its Current Report on Form 8-K, Date of Report January 10, 1995. Such Amendment included the following financial statements and pro forma financial information filed pursuant to item 7 of such Report:

A. Consolidated Financial Statements of Trigon Industries Limited (in New Zealand Dollars)

      Consolidated Income Statement for the year to June 30, 1994

      Consolidated Balance Sheet as at June 30, 1994

      Notes to the accounts

      Consolidated Statement of Cash Flows for the year ended June 30, 1994

      Report of Independent Chartered Accountants dated August 26, 1994 (December 21, 1994 as to certain information in notes 16, 23 and 24)

B. Unaudited Interim Financial Information of Trigon Industries Limited (In New Zealand dollars):

      Consolidated income Statements for the quarters ended September 30, 1994 and 1993

      Consolidated Balance Sheet as of September 30, 1994

      Notes to unaudited consolidated condensed financial information

C. Unaudited Financial Information of Sealed Air Corporation (certain information previously presented in the Company's press release made public on January 19, 1995)

    Unaudited Consolidated Condensed Statement of Earnings for the years ended
     December 31, 1994 and 1993.

    Unaudited Consolidated Condensed Balance Sheet, December 31, 1994 and 1993

    Notes to unaudited to consolidated condensed financial information.

D. Unaudited Pro Forma Condensed Consolidating Statement of Earnings for the year ended December 31, 1994

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



                                    SEALED AIR CORPORATION


Date:  October 31, 1995         By s/Warren H. McCandless
                                    Warren H. McCandless
                                    Senior Vice President-Finance
                                    (Authorized Executive Officer
                                    and Principal Financial Officer)