Form 10-K405
period 1995-12-31
SEALED AIR CORP
filed 1996-03-27
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C. 20549
				 FORM 10-K
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	  For the transition period from         to

		       Commission File Number 1-7834
			  SEALED AIR CORPORATION
	  (Exact name of registrant as specified in its charter)
State or other jurisdiction of incorporation or organization:
Delaware
I.R.S. Employer Identification Number: 22-1682767
Address of principal executive offices: Park 80 East, Saddle Brook, New Jersey 07663-5291
Registrant's telephone number, including area code: (201) 791-
7600

Securities registered pursuant to Section 12(b) of the Act:
				  Name of each exchange
Title of each class:              on which registered:
Common Stock, par value           New York Stock Exchange
$0.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 15, 1996 was approximately $1,164,756,000.

     The number of outstanding shares of the registrant's Common
Stock as of March 15, 1996 was 42,376,205.

		    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference into Part I and Part
II of this Annual Report on Form 10-K.

     Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

				  PART I

ITEM 1.   BUSINESS

	  Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged primarily in the manufacture and sale of a complementary line of protective and specialty packaging materials and systems and selected food packaging products.

	  The Company's operations are conducted primarily in North America, Europe and the Asia/Pacific region, and its products are distributed in these areas as well as in other parts of the world. Information by geographic area, including net sales, operating profit and identifiable assets, for each of the three years in the period ended December 31, 1995 appears in Note 3 of the Notes to Consolidated Financial Statements, which are contained in the Company's 1995 Annual Report to Stockholders. Such Note is incorporated herein by reference.

	  As previously reported, on January 10, 1995, the Company acquired Trigon Industries Limited, a privately-owned New Zealand corporation ("Trigon"). Trigon was engaged primarily in the manufacture and sale of food packaging films and systems, durable mailers and bags, and specialty adhesive products.
Trigon operated six manufacturing facilities in New Zealand, England and the United States and had subsidiaries in Australia and Germany that marketed certain of its products. During 1995, the Company has integrated Trigon's operations into the Company's other protective and specialty packaging operations. Further information concerning the Trigon acquisition is set forth in
Note 2 of the Notes to Consolidated Financial Statements, which Note appears in the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

PRODUCTS

	  The Company's principal protective and specialty packaging products are engineered products, surface protection and other cushioning products, and food packaging products. Certain of these products are also produced for non-packaging applications. The Company also manufactures and sells certain other products discussed below.

	  The net sales contributed by each class of product for each of the five years in the period ended December 31, 1995 appears in the table under the caption "Selected Financial Data" in the Company's 1995 Annual Report to Stockholders, which data is incorporated herein by reference.

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

	  Instapak(R) chemicals, films and equipment are marketed as integrated packaging systems to provide protective packaging for a wide variety of products, including computer, electronic, office, medical and communications equipment, compressors and motors, furniture and spare parts, and void-fill packaging of office supplies, books, cosmetics and other small products for distribution. Instapak(R) systems are also used to produce polyurethane foams used in certain non-packaging applications, including Instapak(R) Floral, a foam used as a design base for artificial flower arrangements. The Company's Instapak(R) products are sold primarily in North America, Europe and the Asia/Pacific region.

	  An Instapak(R) packaging system allows a customer to create protective cushions for products of any shape and thus to tailor its protective packaging to its individual products and needs. When Instapak(R) chemicals are mixed together and dispensed, they expand up to 200 times their liquid volume within seconds after they are dispensed to form a foam cushion. Because Instapak(R) chemicals expand significantly in volume only when mixed together, the storage space required for the chemicals before use is very small.

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

	  The Company produces a number of dispensing equipment models for low, medium and high volume use and maintains an ongoing program to develop new equipment models to meet evolving customer needs. The Company's High-Speed Instapacker(TM) automated system and the bench-top version of the Instapacker(TM) system, marketed in the United States as the VersaPacker(TM) system and in Europe as the SpeedyPacker(TM) system, produce ready-to-use foam cushions consisting of Instamate(R) film bags filled with Instapak(R) foam. Hand-held equipment models range from low-volume single station systems to microprocessor-controlled multiple station systems. During 1995, the Company introduced new microprocessor-controlled dispensing equipment for use in certain hand-held and foam-in-bag systems. Generally, customers may either buy or lease equipment from the Company for use with Instapak(R) systems.

	  Customers are also able to produce pre-formed Instapak(R) foam cushions for use in packaging a wide range of products. The Company offers assistance to its customers in producing, or in preparing the molds used to produce, such pre-formed cushions. The Company offers Instamolder(TM) semi-automated cushion molding equipment that produces Instapak(R) cushions using the Instapacker(TM) system.

	  Specialty Polyethylene Foams

	  The Company manufactures and sells extruded plank and laminated foams for packaging and non-packaging applications. Extruded plank foam is offered in varying densities and thicknesses up to three inches. Laminated foams, which are sold under various trademarks including Polylam(R) in the United States and Stratocell(R) in Europe, are produced in various densities and laminated into thicknesses ranging up to six inches. Certain of the Company's specialty polyethylene foam product lines contain a percentage of post-consumer recycled polyethylene resins. These foams can be produced in various colors and are available in anti-static and fire retardant forms.

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

	  Air Cellular Cushioning Materials

	  The Company manufactures and markets air cellular cushioning materials primarily under the trademarks AirCap(R) and PolyCap(R). These materials consist of air bubbles encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's PolyCap(R) R line of air cellular cushioning material is similar to AirCap(R) R cushioning in construction except that its plastic film contains a lighter barrier layer.

	  The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers. AirCap(R) R cushioning is used primarily to protect a wide variety of lightweight and medium-weight delicate items, such as instruments, electronic components and glassware, that have no limitation on their shipping and shelf-life cycles. PolyCap(R) R cushioning is used primarily for a wide variety of lightweight products that have a relatively short shipping and shelf-life cycle. The Company also markets anti-static forms of its air cellular cushioning materials. The Company's air cellular materials are manufactured and sold primarily in North America and Europe.

	  The Company's air cellular cushioning materials are produced in various forms, including continuous rolls, perforated rolls and sheets, depending on customer preference. These materials can be used alone or laminated to other materials such as paper. They are also available in bag form (marketed under the trademark Bubblebags(R)), primarily used to provide product protection to small parts. The Company's air cellular cushioning materials can be varied in the size, shape and spacing of their encapsulated air bubbles and the thickness of the plastic to provide specific types of performance in cushioning, surface protection and void fill. The Company's AirCap(R) R and PolyCap(R) R product lines contain post-industrial and post-consumer recycled polyethylene resins.

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

	  The Company's protective mailers include lightweight, tear-resistant mailers marketed primarily in North America and Europe under the trademarks Jiffylite(R) and Mail Lite(R) These mailers, which are lined with air cellular cushioning material, are offered in heat-sealable or self-seal forms. The Company's Jiffylite(R) R line of mailers are made from recycled kraft paper and the Company's PolyCap(R) R air cellular cushioning materials.


	  These products also include the widely used Jiffy(TM) padded mailers made from recycled kraft paper padded with macerated recycled newspaper, Jiffy(TM) reinforced mailers, which are highly tear resistant and moisture retardant, Jiffy(TM) utility mailers, which are low-cost, lightweight mailers without padding, and Jiffy Rigi Bag(R) mailers, which are rigid mailers without padding that are well suited for products such as books and photographs. The Company also manufactures and markets Jiffy(TM) foam-lined mailers and Jiffy(TM) floppy disk mailers, which are lined with thin polyethylene foam. The kraft paper used in many of these mailer lines and the foam lining of certain foam mailer products contain recycled content. These mailers are marketed primarily in North America and Europe.

	  The Company's durable plastic mailers and bags, which are produced from multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. Such mailers and bags are used by a wide range of customers including air courier, mail order, banking, postal, security and office supply services primarily in North America, Europe and the Asia/Pacific region. Such mailers and bags are marketed under a number of brand names, including ShurTuff(R), Cache-Pak(R), Lok-Sure(R), Protec(R), Keepsafe(R) and Crush-Gard(R).

	  Thin Polyethylene Foams

	  In addition to the specialty polyethylene foams described above, the Company manufactures thin polyethylene foams in roll or sheet form in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company also sells thin polyethylene foam that has anti-static properties and foam laminate products in which the foam is laminated to paper, polyethylene film or other substrates for specialized applications. Certain of the Company's thin polyethylene foam product lines include a percentage of post-consumer recycled resins.

	  Low-density thin polyethylene foam manufactured by the Company is marketed primarily in North America and Europe under the trademark Cell-Aire(R) and is used primarily for surface protection and light-duty cushioning. Medium-density thin polyethylene foam is marketed in North America and Europe under the trademark Cellu Cushion(R) as a cushioning material to protect products from damage through shock or vibration during shipment. The Company's Quicksilver(TM) cohesive polyethylene film and foam laminates and its Cellu-Mask(TM) adhesive foam laminates, introduced in 1995, are used for masking and other surface protection applications. The Company also manufactures special density polyethylene foams for a variety of packaging and non-packaging applications.

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

	  The Company's Jiffy Packer(TM) high-speed paper dunnage system, which is marketed in Europe under the name Paperboy(TM) and in Japan under the name Eco Packer(TM), produces paper dunnage material on site from the Company's multi-ply Void Kraft(TM) recycled kraft paper. The Jiffy Packer(TM) system is also offered in a bench-top version. The Company's Rapid Fill(R) inflatable packaging system, marketed primarily in North America, consists of a compact, portable inflator and self-sealing inflatable plastic bags, available in several sizes. When inflated, the bags can be used in a wide range of void fill applications, and they can be deflated and re-inflated for reuse.


	  The Company sells on-site packaging systems for void fill and light-duty cushioning applications. The systems, marketed primarily in Europe under the trademark Fill Air(TM), convert rolls of polyethylene film into packaging materials on demand.

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

FOOD PACKAGING PRODUCTS

	  The Company's food packaging products include absorbent pads, produce bags, and flexible films, bags, pouches and related equipment.

	  Absorbent Pads and Produce Bags

	  The Company manufactures and sells absorbent pads used for food packaging, including its Dri-Loc(R) absorbent pads, certain features of which are covered by patents. The

Company also produces other absorbent pads that utilize the features of its Dri-Loc(R) pads, including the Company's Pad-Loc(TM) pad for the poultry processor industry. These products are used in meat, fish and poultry trays to absorb excess fluids and are sold primarily in North America, Europe and the Asia/Pacific region.
During 1995, the Company began offering its Dri-Loc(R) theft sensor pads, which incorporate a component that can be used with electronic surveillance systems in supermarkets to reduce theft.

	  The Company's Dri-Loc(R) pads consist of two layers of polyethylene film sealed on all four sides which enclose a layer of fluffed virgin wood-pulp fibers. On one side, the layer of film has tiny openings that permit fluids to be absorbed and retained by the enclosed fibers. The Company believes that Dri-Loc(R) pads are more effective and aesthetically attractive than conventional absorbent pads.

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

	  During 1995, the Company began offering All Star(TM) produce bagging systems, which consist of easy-open plastic bags with star seal bottoms that are dispensed one at a time through dispensers supplied by the Company, for use in supermarket produce departments.

	  Flexible Films and Related Equipment

	  The Company produces a variety of flexible films, bags and pouches and associated packaging systems marketed and sold primarily in Australasia and Europe and used to package a broad range of perishable foods such as meat, poultry, fish, prepared foods, cheese and other dairy products.

	  The Company produces proprietary flexible films, bags and pouches in permeable and barrier varieties. The Company's permeable films, bags and pouches are designed primarily for frozen or dried foods. The oxygen permeability and water vapor barrier properties of the film allow for the retention of fresh product color and appearance to enhance product presentation. The Company's barrier films, bags and pouches provide a high barrier to oxygen and water, allowing extended storage for fresh chilled or processed products by preserving the texture, taste and moisture balance of the chilled or processed product. Both permeable and barrier films and bags are produced in various grades to meet customer requirements.

	  The Company markets permeable and barrier shrinkbags under the Shrinkvac(R) trademark and barrier shrinkbags under the Perflex(TM) trademark. Permeable and barrier vacuum skin packaging is marketed under the Intact(R) and Tri-Fresh(TM) trademarks. The Company also offers Tuf-Flex(TM) barrier pouches with high puncture resistance.

	  The Company's food packaging equipment offerings include automatic film and bag making, dispensing and loading units to package foods in vacuum or vacuum skin packages using the Company's films. Systems are marketed to the food processing industry under the Intact(R), Flexibag(TM) and other trademarks.

	  The Company also manufactures printed co-extruded films for frozen food and similar loose product packaging as well as a wide range of mono- and multi-layer films for other food and general applications.

OTHER PRODUCTS

	  The Company's other products consist primarily of specialty adhesive products, loose-fill polystyrene packaging, products that control static electricity, and recreation and energy conservation products.

	  Through a subsidiary in New Zealand, the Company manufactures and sells a wide range of specialty adhesive tapes on a variety of substrates. These specialty adhesive tapes provide custom formulations for a wide range of applications that include the tape strip or closure tape for disposable diapers, foil tapes used in heating, air conditioning and refrigeration, and cloth based tapes used in construction and underground applications on pipe work for corrosion protection.

	  Subsidiaries of the Company in the Asia/Pacific region and Mexico produce loose-fill polystyrene packaging for sale under the trademark Mic-Pac(R) to customers in those countries.

	  In addition to air cellular cushioning materials and polyethylene foam with anti-static properties, the Company sells other products related to the elimination and neutralization of static electricity, including conductive shielding bags and floor and benchtop mats. Static control products, which are sold primarily in the Asia/Pacific region, are used principally by manufacturers of static-sensitive microelectronic devices.

	  In certain countries, subsidiaries of the Company sell translucent air cellular material similar to AirCap(R) cushioning that is fabricated into solar pool covers. In the United States, the Company manufactures and sells solar heating systems for swimming pools that use thermostatically controlled pumps to circulate pool water through plastic solar collector panels.

FOREIGN OPERATIONS

	  The Company sells most of its product lines in a number of foreign countries as well as in the United States, as described more fully above. In addition, the Company has foreign licensees that manufacture certain of its protective packaging products in Australia, Chile, England, Germany, Japan, New Zealand, South Africa and Sweden. Licensing revenues are not material to the Company's consolidated financial statements.

	  During 1995, 1994 and 1993, foreign net sales represented approximately 39%, 29% and 27%, respectively, of the Company's total net sales, while operating profit from foreign operations represented approximately 30%, 21% and 20%, respectively, of the Company's total operating profit. For a discussion of the factors affecting these changes in foreign net sales and operating profit, see Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Company's 1995 Annual Report to Stockholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations.

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

	  The Company has no material long-term contracts for the distribution of its packaging products. In 1995, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

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

PRODUCT DEVELOPMENT

	  The Company incurred expenses of $14,597,000 related to Company-sponsored research and development in 1995 compared with $10,912,000 during 1994 and $9,168,000 during 1993. The Company maintains a continuing effort to develop new products based on its existing product lines as well as new packaging and non-packaging applications for its products. The Company also maintains ongoing efforts to add or increase recycled or reprocessed content in its product lines.

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

	  The Company believes that it is a leading manufacturer of air cellular cushioning materials containing a barrier layer and polyurethane foam packaging systems in the geographic areas in which it sells these products.

	  There are a number of competing manufacturers of food
packaging products.   The Company believes that its Dri-Loc(R)
products have a competitive advantage over conventional pads because of their efficiency and aesthetic appearance. Conventional pads and display case liners compete primarily on the basis of price, absorbency and service. The Company believes it is one of the leading suppliers of meat, fish and poultry absorbent pads to supermarkets and poultry processors in the United States and Europe. The Company's food packaging films and systems compete with similar flexible films and systems produced by other companies around the world as well as with other food packaging materials.

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

	  The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for certain of the Company's products or product packaging and for materials used in certain of the Company's products, including programs aimed at recovering and recycling polyethylene materials from customers in the United States, an Instapak(R) foam return program with return sites throughout the United States, collection programs for packaging materials in Germany and elsewhere in Europe, and local newspaper collection programs to obtain materials used to produce Jiffy(TM) padded mailers and certain other products. Whenever possible, materials collected through these collection programs are reprocessed and either reused in the Company's operations or offered to other manufacturers for use in other products. Certain of the Company's protective packaging products can be reused and, as an alternative to recycling or disposal in solid waste landfills, are suitable fuel sources for waste-to-energy conversion facilities.

EMPLOYEES

	  At December 31, 1995, the Company had approximately
3,940 employees, with approximately 280 employees covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   PROPERTIES

	  The Company has manufacturing facilities at twenty-five locations in the United States, two other locations in North America, including facilities in Canada and Mexico, fifteen locations in Europe, including facilities in England, France, Germany, Italy, the Netherlands, Norway, Spain and Sweden, and six locations in the Asia/Pacific region, including two facilities in New Zealand and facilities in Hong Kong, Malaysia, Singapore and Taiwan. The Company occupies other facilities containing sales, technical, warehouse or administrative offices at several locations in the United States and in the other countries in which the Company conducts business.

	  In the United States, the Company's Instapak(R) products are manufactured at facilities in Connecticut and North Carolina, its surface protection and other cushioning products and certain of its other products are manufactured at facilities in California, Georgia, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Texas and Washington, and its food packaging products are manufactured at facilities in California, Mississippi, North Carolina and Pennsylvania. Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near markets. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to major markets.

	  The Company owns twenty-four of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are usually located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained. The Company considers its manufacturing facilities to be well maintained, suitable for their purposes, and adequate for the Company's needs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

	  The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 1996, the year in which he or she first was elected to the position currently held, and the year in which he or she first was elected an officer of the Company.

	  All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years. There are no family relationships among any of the Company's officers or directors.

Name and          Age as of       First Elected to  First Elected
Current Position  March 15, 1996  Current Position   an Officer

T. J. Dermot Dunphy     63              1971            1971
President, Chief
Executive Officer
and Director

William V. Hickey       51              1995            1980
Executive Vice President
and Chief Operating Officer

Elmer N. Funkhouser III 54              1984            1982
Senior Vice President

Warren H. McCandless    55              1994            1990
Senior Vice President-
Finance

Dale Wormwood           61              1991            1989
Senior Vice President

Name and          Age as of       First Elected to  First Elected
Current Position  March 15, 1996  Current Position   an Officer

Jonathan B. Baker       43              1994            1994
Vice President

James A. Bixby          52              1990            1990
Vice President

Mary A. Coventry        42              1994            1994
Vice President

Bruce A. Cruikshank     53              1990            1990
Vice President

Jean-Luc Debry          50              1992            1992
Vice President

Paul B. Hogan           56              1995            1995
Vice President

James P. Mix            44              1994            1994
Vice President

Robert A. Pesci         50              1990            1990
Vice President

Abraham N. Reichental   39              1994            1994
Vice President

Horst Tebbe             55              1986            1986
Vice President

Robert M. Grace, Jr.    49              1981            1981
General Counsel

H. Katherine White      50              1996            1996
Secretary

				  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
	  EQUITY AND RELATED STOCKHOLDER MATTERS

	  The information appearing under the caption "Common
Stock Information" in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

	  The information appearing under the caption "Selected
Financial Data" in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS

	  The information appearing under the caption
"Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERIM FINANCIAL INFORMATION (UNAUDITED)

	  The information appearing under the caption "Interim
Financial Information (Unaudited)" in the Company's 1995 Annual
Report to Stockholders is incorporated herein by reference.

FINANCIAL STATEMENTS AND SCHEDULE

	  See Index to Consolidated Financial Statements and
Schedule on page F-2 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
	  ON ACCOUNTING AND FINANCIAL DISCLOSURE

	  Not applicable.

				 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	  Part of the information required in response to this
Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Information Concerning Nominees." All such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

	  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Directors' Compensation," under the subheadings "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation," and under the caption "Amendment of the Restricted Stock Plan for Non-Employee Directors - The Directors Stock Plan (as currently in effect)." Such information is incorporated herein by reference, except such incorporated information does not include the information under the subheadings "Report of Organization and Compensation Committee on Executive Compensation" and "Common Stock Performance Comparison" under the caption "Executive Compensation" in such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	  AND MANAGEMENT

	  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1996 Annual
Meeting of Stockholders under the caption "Voting Securities," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	  Not applicable.

				  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
	  SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM
10-K:

	  (i)  Financial Statements and Financial Statement
Schedule

	  See Index to Consolidated Financial Statements and
Schedule on page F-2 herein.

	  (ii)  Exhibits

Exhibit Number             Description
3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect. (Exhibit
	       3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 1-7834, is incorporated herein by reference.)

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

4.4 Second Amendment to Credit Agreement among the company, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions dated as of July 21, 1995 (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995, File No. 1-7834, is incorporated herein by reference.)

4.5 Consent to Credit Agreement among the Company, certain of its subsidiaries, various financial institutions and Bankers Trust Company, as agent, dated as of November 2, 1995.

4.6 Third Amendment to Credit Agreement among the company, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions dated as of January 11, 1996.

10.1           Contingent Stock Plan of the Company, as amended.
	       (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-7834, is incorporated herein by reference.)*

10.2 Restricted Stock Plan for Non-Employee Directors of the Company, as amended.*

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

13             Portions of the Company's 1995 Annual Report to
	       Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

21             Subsidiaries of the Company.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

     (b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1995.

				SIGNATURES

	  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			      SEALED AIR CORPORATION
				   (Registrant)



Date:  March 26, 1996         By s/T. J. DERMOT DUNPHY
			      T. J. Dermot Dunphy
			      President

	  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

					     Date

By s/ T. J. DERMOT DUNPHY               March 26, 1996
   T. J. Dermot Dunphy
   President and Director
   (Principal Executive Officer)

By s/ WARREN H. MCCANDLESS              March 26, 1996
   Warren H. McCandless
   Senior Vice President-Finance
   (Principal Financial Officer
   and Principal Accounting Officer)


By  s/ JOHN K. CASTLE                   March 26, 1996
   John K. Castle
   Director


By  s/ LAWRENCE R. CODEY                March 26, 1996
   Lawrence R. Codey
   Director

By  s/ CHARLES F. FARRELL, JR.          March 26, 1996
   Charles F. Farrell, Jr.
   Director

By  s/ DAVID FREEMAN                    March 26, 1996
   David Freeman
   Director

By  s/ ALAN H. MILLER                   March 26, 1996
   Alan H. Miller
   Director

By  s/ R. L. SAN SOUCIE                 March 26, 1996
   R. L. San Soucie
   Director

SEALED AIR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Years ended December 31, 1995, 1994 and 1993

SEALED AIR CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule


							    Page

Independent Auditors' Report                                  *

Financial Statements:
  Consolidated Statements of Earnings for the years
   ended December 31, 1995, 1994 and 1993                     *
  Consolidated Balance Sheets - December 31, 1995 and 1994 * Consolidated Statements of Shareholders' Equity (Deficit)
   for the years ended December 31, 1995, 1994 and 1993       *
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                           *
  Notes to Consolidated Financial Statements                  *

Independent Auditors' Report on Schedule                     F-3

Consolidated Schedule:
  II - Valuation and Qualifying Accounts                     F-4


*The information required appears on pages 17 through 36 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditor's Report on Schedule


The Board of Directors and Shareholders
Sealed Air Corporation:


Under date of January 17, 1996, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


s/KPMG Peat Marwick LLP


Short Hills, New Jersey
January 17, 1996

SEALED AIR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands of dollars)

								    ADDITIONS
				    BALANCE AT  CHARGED TO  CHARGED TO
				    BEGINNING   COSTS AND   OTHER          DEDUCTIONS    BALANCE AT
DESCRIPTION                         OF YEAR     EXPENSES    ACCOUNTS (1)       (2)       END OF YEAR
Year ended December 31, 1995

 Allowance for doubtful
	accounts                    $3,970     $2,421       $    350       $1,480        $5,261

Year ended December 31, 1994

 Allowance for doubtful
	 accounts                   $2,675     $1,210       $    764       $  679        $3,970

Year ended December 31, 1993

 Allowance for doubtful
	accounts                    $2,665     $  734       $      6        $  730       $2,675

(1) Primarily recoveries of bad debts and allowance for doubtful accounts of companies acquired at dates of acquisition.

(2)  Primarily accounts receivable balances written off.