Form 10-Q
period 1996-03-31
SEALED AIR CORP
filed 1996-05-10
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


              (Mark One)
         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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


There were 42,434,896 shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 3, 1996.















PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months Ended March 31, 1996 and
1995 (In thousands of dollars except per share data) (Unaudited)



                                                        1996         1995
Net sales                                             $185,930     $173,354

Cost of sales                                          117,189      112,547

Gross profit                                            68,741       60,807

Marketing, administrative and
development expenses                                    38,855       35,885

Operating profit                                        29,886       24,922

Other income (expense):
 Interest income                                           250          218
 Interest expense                                       (3,511)      (5,037)

 Other, net                                               (361)        (974)

   Other income (expense), net                          (3,622)      (5,793)

Earnings before income taxes                            26,264       19,129

Income taxes                                            10,374        7,556

Net earnings                                          $ 15,890     $ 11,573
Net earnings per common share                         $   0.37     $   0.28
Weighted average number of
shares outstanding (000)                                42,416       41,774



See accompanying notes to consolidated financial statements.









SEALED AIR CORPORATION
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(In thousands of dollars except share data)


                                                 March 31,      December 31,
                                                   1996            1995
                                                (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                      $ 11,757       $  7,661
  Accounts receivable, less allowance for
    doubtful accounts of $5,697 in 1996 and
    $5,261 in 1995                                118,594        116,446

  Other receivables                                 6,195          6,170

  Inventories                                      53,519         54,500

  Prepaid expenses                                  3,400          2,470

  Deferred taxes                                    8,793          8,912

     Total current assets                         202,258        196,159

Property and equipment:
  Land and buildings                               77,962         77,603
  Machinery and equipment                         181,887        177,832
  Leasehold improvements                            6,662          6,766
  Furniture and fixtures                           12,047         11,956
  Construction in progress                          8,112         10,711

                                                  286,670        284,868
Less accumulated depreciation and amortization    120,213        115,012
   Property and equipment, net                    166,457        169,856

Patents, patent applications and rights, less
   accumulated amortization of $13,989 in 1996
  $13,619 in 1995                                  11,757         12,107
Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $8,394 in 1996 and $7,607 in 1995                42,008         41,932

Other assets                                       23,491         23,491

                                                 $445,971       $443,545
See accompanying notes to consolidated financial statements.





SEALED AIR CORPORATION
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(Continued) (In thousands of dollars except share data)

                                                         March 31,    December 31,
                                                           1996          1995
                                                        (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 22,879      $36,840

    Accounts payable                                     44,182       44,460

    Accrued interest                                      1,536        1,560

    Other accrued liabilities                            49,460       55,624

    Income taxes payable                                 21,117       15,730

       Total current liabilities                        139,174      154,214

  Long-term debt, less current
    installments                                        146,489      149,808

  Deferred income taxes                                  21,811       21,875

  Other non-current liabilities                          11,379       11,310

       Total liabilities                                318,853      337,207
  Shareholders' equity:
  Common stock, $.01 par value. Authorized
    60,000,000 shares, issued 42,638,963 shares
    in 1996 and 42,506,573 shares in 1995                   426          425
  Additional paid-in capital                            162,226      158,400
  Retained earnings (deficit)                           (37,418)     (53,308)
  Accumulated translation adjustment                      7,742        7,279
                                                        132,976      112,796
  Less deferred compensation and cost ($246
    in 1996 and 1995) of 224,758 shares
    in 1996 and 1995 of common
    stock held as treasury stock                          5,858        6,458

      Shareholders' equity                              127,118       106,338
                                                       $445,971      $443,545

See accompanying notes to consolidated financial statements.




                        SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements (abbreviated) of Cash
                    Flows For the Three Months Ended March 31, 1996
                                       and 1995
                              (In thousands of dollars)
                                     (Unaudited)

                                                            1996        1995
Cash Flows From Operating Activities:
  Net earnings                                           $ 15,890      $11,573
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Depreciation and amortization                         9,147        8,491
      Deferred credits - income taxes and other               191          168
      Net (gain) loss on disposals of fixed assets            (84)          72
      Other, net                                           (1,770)        (710)
      Cash provided (used) by changes in:
        Receivables                                        (2,173)     (12,017)
        Inventories                                           981       (4,874)
        Prepaid expenses                                     (930)        (989)
        Accounts payable                                     (278)      (3,212)
        Accrued interest                                      (24)         345
        Other accrued liabilities                          (2,718)      (1,983)
        Income taxes payable                                5,387        4,336

    Net cash provided by operating activities              23,619        1,200

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment           (2,858)     (3,700)
  Proceeds from sales of property and equipment                495           9
  Net cash utilized in purchase of subsidiaries                  0     (24,157)

    Net cash used in investing activities                   (2,363)    (27,848)

Cash Flows From Financing Activities:


  Proceeds from long-term debt                              11,334     59,645
  Payments of long-term debt                               (27,905)   (33,853)
  Net proceeds (payments) on notes payable                    (507)     1,543

Net cash provided (used) by financing activities           (17,078)    27,335

Effect of exchange rate changes on cash and cash
equivalents                                                    (82)       363
Cash and Cash Equivalents:
  Increase during the period                                 4,096      1,050
  Balance, beginning of period                               7,661     11,153
  Balance, end of period                                  $ 11,757   $ 12,203

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                              $  3,466   $  4,617
    Income taxes                                          $  4,987   $  3,860


See accompanying notes to consolidated financial statements.



SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1996 and 1995
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 1996 have been made. Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1996 presentation.



(2)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the three months ended March 31, 1996 and 1995 follows:

                                                     1996     1995
     Statutory U.S. federal income tax rate          35.0%    35.0%
     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries               0.6      1.5


     Tax effect of U.S. expenses not subject to
       tax benefit                                    0.4      1.1

     State income taxes, net of U.S. federal
       income tax benefit                             4.0      3.9

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate        (1.4)    (2.4)

     Other miscellaneous items                        0.9      0.4

     Effective income tax rate                       39.5%    39.5%




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
The Company's net sales increased 7% in the first quarter of 1996 compared with the first quarter of 1995. The increase in net sales primarily reflects increased unit volume in the Company's major classes of products and higher average selling prices for certain products. Foreign currency translation contributed minimally to the increase in net sales.

Net sales from domestic operations increased 5% and net sales from foreign operations increased 11% in the first quarter of 1996 compared to the first quarter of 1995 primarily due to the factors mentioned above.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 15% in the first quarter of 1996 primarily due to increased unit volume of the Company's Instapak(R) and thick polyethylene foam products and higher average selling prices for certain products.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 2% in the first quarter of 1996 primarily due to increased unit volume in certain products partially offset by lower sales of certain paper products.

Net sales of food packaging products increased 9% in the first quarter of 1996 primarily due to higher average selling prices for certain products and changes in product mix, partially offset by a decrease in unit volume in certain products.

Cost of sales increased 4% in the first quarter of 1996 primarily reflecting the Company's higher level of net sales and the effect of certain lower raw material costs.
7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Gross profit increased 13% in the first quarter of 1996 reflecting the Company's higher level of net sales and the proportionately lower increase in cost of sales discussed above. As a result, as a percent of net sales, gross profit increased from 35.1% in 1995 to 37.0% in the 1996 period.

Marketing, administrative and development expenses increased 8% in the first quarter of 1996, primarily reflecting the Company's higher level of net sales as well as the Company's continued global expansion efforts.

Operating profit increased 20% in the first quarter of 1996 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other income (expense), net, decreased to $3,511,000 in the first quarter of 1996 from $5,037,000 in the first quarter of 1995 primarily reflecting the decrease in the Company's outstanding indebtedness as well as lower effective interest rates in comparison to the first quarter of 1995.

The Company's effective income tax rate was 39.5% in the first quarter of 1996 and 1995.

Net earnings for the quarter increased 37% to $15,890,000, or $.37 per share, compared with net earnings of $11,573,000, or $.28 per share, for the first quarter of 1995 primarily reflecting the Company's higher level of operating profit and lower interest expense.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt servicing requirements with funds provided by operations and borrowings made either under its available lines of credit or otherwise.
8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net cash provided by operating activities amounted to $23,619,000 in the first quarter of 1996 compared with $1,200,000 for the 1995 period primarily due to changes in operating assets and liabilities, discussed below, and the Company's higher level of net earnings. In the 1995 period, net cash flows provided by operations were lower than those in the 1996 period primarily due to changes in operating assets and liabilities from their December 31, 1994 levels. Such changes in the first quarter of 1995 were primarily due to the Company's higher level of operations and the timing of payments in the 1995 period, including the effect on operations of the acquisitions of Trigon Industries Limited in early 1995 (the "Trigon Acquisition") and of other businesses that the Company acquired during 1994.

Net cash used in investing activities amounted to $2,363,000 in the first quarter of 1996 compared with $27,848,000 for the first quarter of 1995. Net cash used in investing activities in the 1995 period included net cash used in connection with the Trigon Acquisition.
Cash used for capital expenditures amounted to $2,858,000 in the first quarter of 1996 compared with $3,700,000 in the 1995 period primarily due to the timing of capital expenditures.

Net cash used in financing activities amounted to $17,078,000 in the first quarter of 1996 compared with net cash provided by financing activities of $27,335,000 in the 1995 period primarily due to the net repayment of long-term debt in the 1996 period. Proceeds from long term debt in the 1995 period included primarily borrowings incurred in connection with the Trigon Acquisition.

At March 31, 1996, the Company had working capital of $63,084,000, or 14% of total assets, compared with $41,945,000, or 9% of total assets, at December 31, 1995. The increase in working capital was due primarily to increases in cash and accounts receivable and decreases in accrued liabilities and notes payable and current installments of long-term debt which were partially offset by an increase in income taxes payable. Cash, accounts receivable and income taxes payable increased during the first quarter of 1996 due
9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

primarily to the higher level of operations and the timing of payments. Other accrued liabilities declined primarily due to the Company's contribution to its profit-sharing plan for the year ended December 31, 1995, which was made partially in newly issued common stock and partially in cash. Notes payable and current installments of long-term debt decreased primarily due to certain repayments made during the first quarter of 1996.

The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at March 31, 1996 and 1.3 at December 31, 1995. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.1 at March 31, 1996 and 0.9 at December 31, 1995.

Long-term debt, less current installments, decreased to $146,489,000 at March 31, 1996 from $149,808,000 at December 31, 1995 and notes payable and current installments of long-term debt decreased to $22,879,000 at March 31, 1996 from $36,840,000 at December 31, 1995 primarily due to repayments made in the first quarter of 1996. At March 31, 1996, the Company's available lines of credit amounted to approximately $253,759,000 of which approximately $167,384,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The Company's principal credit facility is an unsecured 1994 credit agreement, as amended, with Bankers Trust Company, as agent for a syndicate of banks (the "1994 Credit Facility"), which provides for a $200 million revolving credit facility (the "1994 Revolving Credit Facility") and a $100 million term loan (the "1994 Term Loan") both of which terminate on June 30, 1999.

The 1994 Term Loan is repayable at the rate of $20,000,000 aggregate principal amount per year in equal quarterly installments through June 30, 1999. The 1994 Revolving Credit Facility has no required annual minimum paydown provision, but the available commitment
10

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

under such Facility will be reduced by $25,000,000 on each of June 30, 1997 and June 30, 1998. The 1994 Credit Facility terminates on June 30, 1999, and all outstanding loans thereunder must be repaid on or before such date.

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates.
 The Company has entered into certain interest rate swap agreements that have the effect of converting a portion of the Company's floating rate debt to fixed rate debt. The 1994 Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of March 31, 1996.

The Company expects that the payment of principal and interest on its indebtedness will remain a significant use of the Company's funds for the foreseeable future. The ability of the Company to make payments of principal and interest on its indebtedness, and to comply with the financial covenants (discussed above) to which it is subject, is dependent on the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors affecting the Company, many of which may be beyond the Company's control.

The Company's shareholders' equity increased to $127,118,000 at March 31, 1996 from $106,338,000 at December 31, 1995 primarily as a result of the Company's net earnings for the first quarter of 1996 and the value of shares of common stock issued during the first quarter of 1996 for non-cash compensation.


11



PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit Number

Description

27             Financial Data Schedule.

     (b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.












12


                          Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEALED AIR CORPORATION


Date:  May 10, 1996          By s/Warren H. McCandless
                                Warren H. McCandless
                                Senior Vice President-Finance
                               (Authorized Executive Officer
                               and Principal Financial Officer)










13