Form 10-Q
period 1996-06-30
SEALED AIR CORP
filed 1996-08-09
CIK 88204

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                 FORM 10-Q
        (Mark One)
           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30,1996

                                    OR

           (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                           Commission file number 1-7834



                             SEALED AIR CORPORATION
           (Exact name of registrant as specified in its charter)


      Delaware                                  22-1682767
(State or Other Jurisdiction of              (I.R.S.Employer
Incorporation or Organization                Identification Number)

Park 80 East                                 07663-5291
Saddle Brook, New Jersey                     (Zip Code)
(Address of Principal
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 42,441,096 shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 6, 1996.






PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months and Six Months Ended June 30, 1996 and 1995
(In thousands of dollars except per share data)
(Unaudited)

                                        For the                For the
                                    Three Months Ended      Six Months Ended
                                         June 30                June 30
                                     1996      1995         1996        1995
Net sales                         $193,116   $182,087      $379,046   $355,441

Cost of sales                      120,455    118,933       237,644    231,480

Gross profit                        72,661     63,154       141,402    123,961

Marketing, administrative and
development expenses                40,137     36,296        78,992     72,181

Operating profit                    32,524     26,858        62,410     51,780

Other income (expense):
 Interest income                       380        312           630        530
 Interest expense                   (3,828)    (5,253)       (7,339)   (10,290)
 Other, net                            (29)    (1,053)         (390)    (2,027)

   Other income (expense), net      (3,477)    (5,994)       (7,099)   (11,787)

Earnings before income taxes        29,047     20,864        55,311     39,993

Income taxes                        11,474      8,241        21,848     15,797

Net earnings                      $ 17,573   $ 12,623      $ 33,463   $ 24,196

Net earnings per common share     $   0.42   $   0.30      $   0.79   $   0.58

Weighted average number of
shares outstanding (000)            42,446     42,074        42,431     41,926



See accompanying notes to consolidated financial statements.

      2








SEALED AIR CORPORATION
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(In thousands of dollars except share data)


                                                 June 30,      December 31,
                                                   1996            1995
                                                (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                      $ 17,097       $  7,661

  Accounts receivable, less allowance for
  doubtful accounts of $6,087 in 1996 and
  $5,261 in 1995                                  123,518        116,446

  Other receivables                                 8,240          6,170

  Inventories                                      55,865         54,500

  Prepaid expenses                                  3,858          2,470

  Deferred taxes                                    8,773          8,912

     Total current assets                         217,351        196,159

Property and equipment:
  Land and buildings                               78,066         77,603
  Machinery and equipment                         182,839        177,832
  Leasehold improvements                            6,751          6,766
  Furniture and fixtures                           11,853         11,956
  Construction in progress                         10,625         10,711
                                                  290,134        284,868
Less accumulated depreciation and amortization    124,579        115,012
       Property and equipment, net                165,555        169,856

Patents, patent applications and rights, less
  accumulated amortization of $14,304 in 1996
  and $13,619 in 1995                              11,472         12,107

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $10,173 in 1996 and $7,607 in 1995               41,307         41,932

Other assets                                       38,362         23,491

                                                 $474,047       $443,545

See accompanying notes to consolidated financial statements.

3



  SEALED AIR CORPORATION
  Consolidated Balance Sheets
  June 30, 1996 and December 31, 1995 (Continued)
  (In thousands of dollars except share data)
                                                     June 30,    December 31,
                                                      1996           1995
                                                   (Unaudited)

  LIABILITIES AND SHAREHOLDERS' EQUITY


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 20,335      $ 36,840

    Accounts payable                                     43,053        44,460

    Accrued interest                                      1,715         1,560

    Other accrued liabilities                            61,384        55,624

    Income taxes payable                                 15,802        15,730

       Total current liabilities                        142,289       154,214

  Long-term debt, less current
    installments                                        152,382       149,808

  Deferred income taxes                                  21,907        21,875

  Other non-current liabilities                          11,803        11,310

       Total liabilities                                328,381       337,207


  Shareholders' equity:
    Common stock, $.01 par value. Authorized
    60,000,000 shares in 1996 and 1995, issued
    42,659,654 shares in 1996 and 42,506,573
    shares in 1995                                          426           425
  Additional paid-in capital                            162,452       158,400
  Retained earnings (deficit)                           (19,845)      (53,308)
  Accumulated translation adjustment                      7,540         7,279
                                                        150,573       112,796
  Less deferred compensation and cost ($227
    in 1996 and $246 in 1995) of 225,758 shares
    in 1996 and 224,758 in 1995 of common stock
    held as treasury stock                                4,907         6,458

      Shareholders' equity                              145,666       106,338
                                                       $474,047      $443,545

See accompanying notes to consolidated financial statements.

4


SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements (abbreviated) of Cash Flows
For the Six Months Ended June 30, 1996 and 1995
(In thousands of dollars)
(Unaudited)
                                                          1996       1995
Cash Flows From Operating Activities:
  Net earnings                                          $ 33,463    $24,196
  Adjustments to net earnings to reconcile to
    net cash provided by operating activities:
      Depreciation and amortization                       19,264     17,202
      Deferred credits - income taxes and other              (81)       761
      Net losses on disposals of fixed assets                (21)       110
      Other, net                                          (1,520)    (2,823)
      Cash provided (used) by changes in:
        Receivables                                       (9,142)   (19,037)
        Inventories                                          794     (5,612)
        Prepaid expenses                                  (1,388)    (1,012)
        Accounts payable                                  (1,407)    (5,204)
        Accrued interest                                     155        616
        Other accrued liabilities                          9,413      3,759
        Income taxes payable                                  72      1,114

    Net cash provided by operating activities             49,602     14,070

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment         (6,302)    (8,929)
  Proceeds from sales of property and equipment              530        249
  Net cash utilized in purchase of subsidiaries          (20,653)   (24,157)

    Net cash used in investing activities                (26,425)   (32,837)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                            75,063     64,039
  Payments of long-term debt                             (85,890)   (57,058)
  Net (payments) proceeds on notes payable                (2,845)     8,778

    Net cash provided (used) by financing activities     (13,672)    15,759

Effect of exchange rate changes on cash and cash
  equivalents                                                (69)       515
Cash and Cash Equivalents:
  Increase (decrease) during the period                    9,436     (2,493)
  Balance, beginning of period                             7,661     11,153
  Balance, end of period                                $ 17,097   $  8,660

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $  6,816   $  9,526
    Income taxes                                        $ 21,776   $ 15,323

See accompanying notes to consolidated financial statements.

5





SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1996 and 1995
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended June 30, 1996 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1996 presentation.

(2)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the six months ended June 30, 1996 and 1995 follows:

                                                 1996  1995
   Statutory U.S. federal income tax rate       35.0%  35.0%

   Provision for foreign withholding taxes and
     additional U.S. taxes on the accumulated
     earnings of foreign subsidiaries            0.5    1.4

   Tax effect of U.S. expenses not subject to
     tax benefit                                 0.4    1.0

   State income taxes, net of U.S. federal
     income tax benefit                          4.3    4.1

   Taxes on foreign earnings at other than the
     statutory U.S. federal income tax rate     (0.3)  (1.0)

   Other miscellaneous items                    (0.4)  (1.0)

   Effective income tax rate                    39.5%  39.5%





(3)  Acquisition

On June 28, 1996, the Company acquired the Australian and New Zealand protective packaging business of Southcorp Holdings Limited for cash. The acquisition was accounted for as a purchase and was not material to the Company's consolidated financial statements.
6




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's net sales increased 6% in the second quarter and 7% in the first six months of 1996 compared to the second quarter and first six months of 1995. The increase in net sales primarily reflects increased unit volume and higher average selling prices for certain products.

Net sales from domestic operations increased 8% in the second quarter and 7% in the first six months of 1996 while net sales from foreign operations increased 2% in the second quarter and 6% in the first six months of 1996 compared to the 1995 periods.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 12% in the second quarter and 13% in the first six months of 1996 primarily due to increased unit volume of Instapak(R) products and thick polyethylene foam products and higher average selling prices for certain products.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 7% in the second quarter and 6% in the first six months of 1996 due primarily to increased unit volume and higher average selling prices for certain products.

Net sales of food packaging products increased 3% in the second quarter and 6% in the first six months of 1996 primarily due to higher average selling prices for certain products and changes in product mix.

Net sales of other products decreased to $8,205,000 from $10,868,000 in the second quarter of 1995 and to $13,968,000 from $19,131,000 in the first six months of 1995 primarily due to a decrease in unit volume of the Company's mill tonnage paper products and certain specialty adhesive products.
7


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cost of sales increased 1% in the second quarter and 3% in the first six months of 1996 primarily reflecting the Company's higher level of net sales and the effect of certain lower raw material costs.

Gross profit increased 15% in the second quarter and 14% in the first six months of 1996 reflecting the Company's higher level of net sales and the proportionately lower increase in cost of sales discussed above. As a result, as a percent of net sales, gross profit increased to 37.6% from 34.7% in the second quarter of 1995 and to 37.3% from 34.9% in the first six months of 1995.

Marketing, administrative and development expenses increased 11% in the second quarter and 9% in the first six months of 1996, primarily reflecting the higher level of net sales as well as the Company's continued global expansion efforts, including costs associated with the acquisition late in June 1996 of the Australian and New Zealand protective packaging business of Southcorp Holdings Limited (the "Southcorp Acquisition").

Operating profit increased 21% in the second quarter and first six months of 1996 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other income (expense), net, decreased to $3,828,000 in the second quarter and $7,339,000 in the first six months of 1996 compared to $5,253,000 and $10,290,000 in the second quarter and first six months of 1995, respectively, primarily reflecting a decrease in the Company's average outstanding indebtedness as well as lower effective interest rates during the 1996 periods.

The Company's effective income tax rate was 39.5% in the
second quarter and first six months of 1996 and 1995.
8


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net earnings increased 39% to $17,573,000, or $0.42 per share, for the second quarter and 38% to $33,463,000, or $0.79 per share, for the first six months of 1996 compared with net earnings of $12,623,000, or $.30 per share, and $24,196,000, or $0.58 per share, for the second quarter and first six months of 1995 primarily reflecting the Company's higher level of operating profit and lower interest expense.

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

Net cash provided by operating activities amounted to $49,602,000 in the first six months of 1996 compared with $14,070,000 for the 1995 period. The increase in net cash provided by operating activities in 1996 was primarily due to increased net earnings and the lower amounts of cash used by changes in receivables, inventories, accounts payable and accrued liabilities. These changes reflected mainly the timing of payments and a higher level of efficiency in working capital utilization. The lower amount of cash provided by operations in 1995 included the effect on operating cash flows of integrating the activities of Trigon Industries Limited acquired in early 1995, (the "Trigon Acquisition") and businesses acquired during 1994 into the Company.

Net cash used in investing activities of $26,425,000 and $32,837,000 for the first six months of 1996 and 1995, respectively, primarily included net cash used in connection with the Southcorp Acquisition in the 1996 period and the Trigon Acquisition in the 1995 period. Cash used for capital expenditures amounted to $6,302,000 in the first six months of 1996 compared with $8,929,000 in the 1995 period primarily due to the timing of capital expenditures.
9





MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net cash used in financing activities amounted to $13,672,000 in the first six months of 1996 compared with net cash provided by financing activities of $15,759,000 in the first six months of 1995. In the 1996 period, net repayments of long-term debt were partially offset by borrowings incurred in connection with the Southcorp Acquisition. The 1995 period included primarily borrowings incurred in connection with the Trigon Acquisition and working capital borrowings, which were partially offset by certain repayments of long-term debt in the first six months of 1995.

At June 30, 1996, the Company had working capital of $75,062,000, or 16% of total assets, compared with $41,945,000, or 9% of total assets, at December 31, 1995. The increase in working capital was due primarily to increases in cash and accounts receivable and a decrease in notes payable and current installments of long-term debt. Cash and accounts receivable increased during the first six months of 1996 due primarily to the higher level of operations and the timing of customer payments. Working capital items at June 30, 1996 also included current assets acquired in connection with the Southcorp Acquisition. Notes payable and current installments of long-term debt decreased primarily due to repayments made during the first six months of 1996.

The Company's ratio of current assets to current liabilities
(current ratio) was 1.5 at June 30, 1996 and 1.3 at December
31, 1995. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.1 at June
30, 1996 and 0.9 at December 31, 1995.

Long-term debt, less current installments, increased to $152,382,000 at June 30, 1996 from $149,808,000 at December
31, 1995 reflecting certain repayments of indebtedness offset by additional long-term indebtedness incurred in connection with the Southcorp Acquisition. Notes payable and current installments of long-term debt decreased to $20,335,000 at June 30, 1996 from $36,840,000 at December 31, 1995 primarily due to repayments made in the first six months of 1996. At June 30, 1996,
10


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the Company's available lines of credit amounted to approximately $251,356,000 of which approximately $122,679,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to borrow for working capital and other corporate purposes.

The Company's principal credit facility is an unsecured 1994 credit agreement, as amended, with Bankers Trust Company, as agent for a syndicate of banks, which provides for a $200 million revolving credit facility (the "1994 Credit Facility"). The 1994 Credit Facility formerly included a $100 million term loan which the Company paid in full prior to June 30, 1996. This Facility has no required annual minimum paydown provision, but the available commitment under the Facility will be reduced by $25 million on each of June 30, 1997 and June 30, 1998. The 1994 Credit Facility terminates on June 30, 1999, and all outstanding loans thereunder must be repaid on or before such date.

The Company's obligations under the 1994 Credit Facility and certain other loans and other lines of credit bear interest at floating rates. The Company has entered into certain interest rate swap agreements that have the effect of converting a portion of the Company's floating-rate debt to fixed-rate debt. The 1994
Credit Facility provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments and capital expenditures, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as certain financial covenants including requirements as to interest coverage and debt leverage. The Company was in compliance with these requirements as of June 30, 1996.

The Company expects that the payment of principal and interest on its indebtedness will remain a significant use of the Company's funds for the foreseeable future. The ability of the Company to make payments of principal and interest on its indebtedness, and to comply with the financial covenants (discussed above) to which it is subject, is
11


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

dependent on the Company's future performance and business growth, which are subject to financial, economic, competitive and other factors affecting the Company, many of which may be beyond the Company's control.

The Company's shareholders' equity increased to $145,666,000 at June 30, 1996 from $106,338,000 at December 31, 1995 primarily as a result of the Company's net earnings for the first six months of 1996 and the value of shares of common stock issued during the first six months of 1996 for non-cash compensation.
12



PART II

OTHER INFORMATION




    Item 4.     Submission of Matters to a Vote of Security
                            Holders

              On May 17, 1996, the Company held its annual meeting of stockholders, at which the stockholders elected the whole Board of Directors for the ensuing year, approved various amendments to the Company's Restricted Stock Plan for Non-Employee Directors, and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for 1996.
              A total of 38,663,039 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 91% of the shares entitled to vote at such meeting. There were no broker non-votes. The votes cast on the matters before the meeting were as follows:

      Nominees for Election                       Number of Votes
      to Board of Directors:                In Favor           Withheld

      John K. Castle                       38,323,021          340,018
      Lawrence R. Codey                    38,359,784          303,255
      T.J. Dermot Dunphy                   38,307,343          355,696
      Charles F. Farrell, Jr.              38,332,784          330,255
      David Freeman                        38,346,812          316,227
      Alan H. Miller                       38,345,140          317,899
      Robert L. San Soucie                 38,328,617          334,422


                                                 Number of Votes

      Approval of proposed              For         37,360,251
      amendments to Restricted          Against      1,037,738
      Stock Plan for Non-               Abstentions    265,050
      Employee Directors

      Ratification of KPMG              For         38,513,914
      Peat Marwick LLP as               Against         59,174
      independent auditors              Abstentions     89,951
13


      Item 6.     Exhibits and Reports on Form 8-K.

         (a)      Exhibits

      Exhibit Number                 Description

      10         Restricted Stock Plan for Non-Employee
                 Directors of the Company, as amended.  (Exhibit
                 A to the Company's Proxy Statement for the annual meeting of stockholders held on May 17, 1996, File Number 1-7834, is incorporated by reference.)

      27          Financial Data Schedule.


         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form
                  8-K during the quarter ended June 30,
                  1996.
14









                          Signatures

Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEALED AIR CORPORATION
Date:  August 9, 1996           By s/Warren H. McCandless
                                Warren H. McCandless
                                Senior Vice President-Finance
                               (Authorized Executive Officer
                               and Principal Financial
                               Officer)
15