Form 10-Q
period 1996-09-30
SEALED AIR CORP
filed 1996-11-13
CIK 88204

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                            __________________

                                FORM 10-Q

    (Mark One)
      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                   OR

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______to_______

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


There were 42,475,746 shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 1996.




<\PAGE>

                                   PART I
                           FINANCIAL INFORMATION

                   SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings
   For the Three Months and Nine Months Ended September 30, 1996 and 1995
                (In thousands of dollars except per share data)
                                  (Unaudited)

                                     For the                For the
                                Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                   1996     1995          1996      1995

Net sales                        $196,532   $178,536    $575,578  $533,977

Cost of sales                     123,406    116,104     361,050   347,584

Gross profit                       73,126     62,432     214,528   186,393

Marketing, administrative
  and development expenses         40,929     35,561     119,921   107,742

Operating profit                   32,197     26,871      94,607    78,651

Other income (expense):
  Interest income                     334         59         964       589
  Interest expense                 (3,314)    (4,445)    (10,653)  (14,735)
  Other, net                         (879)      (266)     (1,269)   (2,293)

Other income (expense), net        (3,859)    (4,652)    (10,958)  (16,439)

Earnings before income taxes       28,338     22,219      83,649    62,212

Income taxes                       11,197      8,777      33,045    24,574

Net earnings                     $ 17,141   $ 13,442    $ 50,604  $ 37,638

Net earnings per common share    $   0.40   $    .32    $   1.19  $    .90

Weighted average number of
  shares outstanding (000)         42,473     42,156      42,445    42,003



See accompanying notes to consolidated financial statements.

2
<\PAGE>

                         SEALED AIR CORPORATION
                        Consolidated Balance Sheets
                 September 30, 1996 and December 31, 1995
                (In thousands of dollars except share data)
                              (Unaudited)

                                              September 30,   December 31,
                                                  1996            1995

ASSETS

Current assets:

  Cash and cash equivalents                     $  7,470          $  7,661

  Accounts receivable, less allowance
   for doubtful accounts of $6,528 in
   1996 and $5,261 in 1995                       125,962           116,446

  Other receivables                                6,659             6,170

  Inventories                                     60,609            54,500

  Prepaid expenses                                 3,129             2,470

  Deferred taxes                                   8,787             8,912

      Total current assets                       212,616           196,159

  Property and equipment:
    Land and buildings                            79,551            77,603
    Machinery and equipment                      191,461           177,832
    Leasehold improvements                         6,952             6,766
    Furniture and fixtures                        11,722            11,956
    Construction in progress                      13,740            10,711
                                                 303,426           284,868
  Less accumulated depreciation and
     amortization                                129,959           115,012
        Property and equipment, net              173,467           169,856

  Patents, patent applications and rights,
   less accumulated amortization of
   $14,990 in 1996 and $13,619 in 1995            13,792            12,107

  Excess of cost over fair value of net assets
   acquired, less accumulated amortization
   of $11,578 in 1996 and $7,607 in 1995          41,946            41,932

  Other assets                                    42,399            23,491

                                                $484,220          $443,545

See accompanying notes to consolidated financial statements.

3
<\PAGE>

                          SEALED AIR CORPORATION
                        Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995 (Continued)
                (In thousands of dollars except share data)
                              (Unaudited)
                                              September 30,       December 31,
                                                  1996                1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable and current
    installments of long-term debt              $ 26,310          $ 36,840

  Accounts payable                                45,780            44,460

  Accrued interest                                 1,085             1,560

  Other accrued liabilities                       65,351            55,624

  Income taxes payable                            12,794            15,730

    Total current liabilities                    151,320           154,214

  Long-term debt, less current
    installments                                 128,781           149,808

  Deferred income taxes                           23,750            21,875

  Other non-current liabilities                   14,989            11,310

    Total liabilities                            318,840           337,207

  Shareholders' equity:
   Common stock, $.01 par value.  Authorized
     60,000,000 shares in 1996 and 1995, issued
     42,686,254 shares in 1996 and 42,506,573
     shares in 1995                                  427               425
   Additional paid-in capital                    164,326           158,400
   Retained earnings (deficit)                    (2,704)          (53,308)
   Accumulated translation adjustment              8,537             7,279
                                                 170,586           112,796
   Less deferred compensation and cost ($227
    in 1996 and $246 in 1995) of 225,758 shares
    in 1996 and 224,758 shares in 1995 of common
    stock held as treasury stock                   5,206             6,458

     Shareholders' equity                        165,380           106,338
                                                $484,220          $443,545

See accompanying notes to consolidated financial statements.

4

<\PAGE>

                      SEALED AIR CORPORATION AND SUBSIDIARIES
              Consolidated Statements (abbreviated) of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                         (In thousands of dollars)
                                 (Unaudited)
                                                        1996          1995
Cash Flows From Operating Activities:
  Net earnings                                        $ 50,604      $ 37,638
  Adjustments to net earnings to reconcile to net
  cash provided by operating activities:
     Depreciation and amortization                      29,427        25,648
     Deferred credits - income taxes and other          (3,880)       (3,605)
     Net losses on disposals of fixed assets                47           246
     Other, net                                         (2,144)       (1,435)
     Cash provided (used) by changes in:
       Receivables                                      (7,957)      (18,562)
       Inventories                                      (2,214)       (6,058)
       Prepaid expenses                                   (390)         (880)
       Accounts payable                                    (41)       (6,900)
       Accrued interest                                   (475)          518
       Other accrued liabilities                        13,493         5,676
       Income taxes payable                             (3,134)        3,891

  Net cash provided by operating activities             73,336        36,177

Cash Flows From Investing Activities:

   Capital expenditures for property and equipment     (11,816)      (13,652)
   Proceeds from sales of property and equipment         1,009           371
   Net cash utilized in purchase of subsidiaries       (30,032)      (24,157)

   Net cash used in investing activities               (40,839)      (37,438)

Cash Flows From Financing Activities:

   Proceeds from long-term debt                         99,086        64,924
   Payments of long-term debt                         (132,080)      (78,520)
   Net proceeds on notes payable                           315        11,141

   Net cash used by financing activities               (32,679)       (2,455)

Effect of exchange rate changes on cash and cash
   equivalents                                              (9)          191
Cash and Cash Equivalents:
   Increase (decrease) during the period                  (191)       (3,525)
   Balance, beginning of period                          7,661        11,153
   Balance, end of period                             $  7,470      $  7,628

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
      Interest                                        $ 10,737       $ 13,997
      Income taxes                                    $ 35,981       $ 21,323
See accompanying notes to consolidated financial statements.

5
<\PAGE>

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1996 and 1995
(Unaudited)

(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 1996 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1996 presentation.

(2)  Income Taxes

An explanation of the differences between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the nine months ended September 30, 1996 and 1995 follows:

                                                  1996       1995

   Statutory U.S. federal income tax rate        35.0%      35.0%

   Provision for foreign withholding taxes and
    additional U.S. taxes on the accumulated
    earnings of foreign subsidiaries             (0.2)       1.4

   Tax effect of U.S. expenses not subject to
    tax benefit                                   0.2        1.0

   State income taxes, net of U.S. federal
    income tax benefit                            4.2        4.1

   Taxes on foreign earnings at other than the
    statutory U.S. federal income tax rate        1.0       (0.7)

   Other miscellaneous items                     (0.7)      (1.3)

   Effective income tax rate                     39.5%      39.5%


(3)  Acquisitions

On June 28, 1996, the Company acquired the Australian and New Zealand protective packaging business of Southcorp Holdings Limited for cash. This acquisition was accounted for as a purchase and was not material to the Company's consolidated financial statements.

6
<\PAGE>

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1996 and 1995
(Unaudited)

(3)  Acquisitions (con't.)

In July 1996, the Company acquired the air cellular business of BP Chemicals Plastec GmbH, a German manufacturer of air cellular products. In August 1996, the Company acquired the remaining 50% of the outstanding capital stock of Cascades Sealed Air Inc., a Canadian manufacturer of polyethylene foam products, and acquired the remaining 78% of the outstanding capital stock of Norlepak Oy, a distributor of packaging materials in Finland. These transactions, each of which was effected for cash and accounted for as a purchase, were not material to the Company's consolidated financial statements.

7
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales increased 10% in the third quarter and 8% in the first nine months of 1996 compared to the third quarter and first nine months of 1995. The increase in net sales was due primarily to increased unit volume in certain of the Company's major classes of products, higher average selling prices and, to a lesser extent in the nine-month period, the additional net sales of products arising from recent foreign acquisitions that are discussed below.

Net sales from domestic operations increased 9% in the third quarter and 7% in the first nine months of 1996 while net sales from foreign operations increased 12% in the third quarter and 8% in the first nine months of 1996 compared to the 1995 periods. Net sales from foreign operations in the third quarter benefited from the acquisitions discussed below.

Net sales of engineered products, primarily Instapak(R) products and thick polyethylene foams, increased 11% in the third quarter and 13% in the first nine months of 1996 primarily due to increased unit volume and, to a lesser extent, higher average selling prices for certain products.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 15% in the third quarter and 9% in the first nine months compared to the 1995 periods. For the third quarter of 1996, in addition to increased unit volume, this increase in net sales reflected additional net sales from the Australasian protective packaging business of Southcorp Holdings Limited (the "Southcorp Acquisition") that was completed at the end of June and from
8
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

other small foreign acquisitions that were completed in the third quarter of 1996.

Net sales of food packaging products decreased 5% in the third quarter but increased 2% in the first nine months compared with the 1995 periods. In the third quarter, this decrease primarily reflected the effects of a small joint venture in Australia that is now handling the marketing of certain food packaging products in that country and of lower unit volume in certain products.
The sales of such joint venture are not consolidated with the sales of the Company. Net sales of Dri-Loc(R) products increased modestly in the first nine months of 1996. However, the effect of such increase was offset in the third quarter by decreases in net sales of other food packaging products due to the reasons discussed above.

Net sales of other products increased to $7,992,000 from $7,743,000 in the third quarter of 1995 primarily due to increased volume of the Company's mill tonnage paper products. However, net sales of other products decreased to $21,960,000 from $26,874,000 in the first nine months of 1995. Although unit volume of the Company's mill tonnage paper products increased in the third quarter, this increase only partially offset the decrease in net sales in the first nine months of 1996 as compared to the 1995 period.

Cost of sales increased 6% in the third quarter and 4% in the first nine months of 1996 primarily reflecting the Company's higher level of net sales partially offset by the effect of
certain lower raw material costs.
9
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Gross profit increased 17% in the third quarter and 15% in the first nine months of 1996 reflecting the Company's higher level of net sales and the proportionately lower increase in cost of sales discussed above. As a result, as a percent of net sales, gross profit increased to 37% in the third quarter and first nine months of 1996 compared to 35% in the 1995 periods.

Marketing, administrative and development expenses increased 15% in the third quarter and 11% in the first nine months of 1996, and increased modestly as a percentage of net sales in each period, primarily reflecting the higher level of net sales as well as the Company's continued global expansion efforts, including costs associated with the acquisitions mentioned above.

Operating profit increased 20% in the third quarter and first nine months of 1996 primarily reflecting the Company's higher net sales and the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other income (expense), net, decreased to $3,314,000 in the third quarter and to $10,653,000 in the first nine months of 1996 compared to $4,445,000 and $14,735,000 in the third quarter and first nine months of 1995, respectively, primarily reflecting a decrease in the Company's average outstanding indebtedness and, to a lesser extent, lower effective interest rates during the 1996 periods.

The Company's effective income tax rate was 39.5% in the third quarter and first nine months of 1996 and 1995.
10
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net earnings increased 28% to $17,141,000, or $0.40 per share, for the third quarter and 34% to $50,604,000, or $1.19 per share, for the first nine months of 1996 compared with net earnings of $13,442,000, or $0.32 per share, and $37,638,000, or $0.90 per share, for the third quarter and first nine months of 1995 primarily reflecting the Company's higher level of operating profit and lower interest expense.

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

Net cash provided by operating activities amounted to $73,336,000 in the first nine months of 1996 compared with $36,177,000 for the 1995 period. The increase in net cash provided by operating activities in 1996 was primarily due to increased net earnings and a lower net amount of cash used by changes in certain working capital items. The changes in receivables, inventories and accounts payable reflect the Company's higher level of operations as well as a higher level of efficiency in working capital utilization. The change in accrued liabilities reflects increased operations as well as the Company's global expansion efforts including costs associated with the acquisitions mentioned above. The lower amount of cash provided by operations in 1995 included the effect on operating cash flows of integrating into the Company the activities of Trigon Industries 11
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Limited, which was acquired in early 1995 (the "Trigon
Acquisition"), and other businesses acquired during 1994.

Net cash used in investing activities of $40,839,000 and $37,438,000 for the first nine months of 1996 and 1995, respectively, primarily included, in the 1996 period, net cash used in connection with the Southcorp Acquisition and other small acquisitions and, in the 1995 period, the Trigon Acquisition. Cash used for capital expenditures amounted to $11,816,000 in the first nine months of 1996 compared with $13,652,000 in the 1995 period.

Net cash used in financing activities amounted to $32,679,000 in the first nine months of 1996 compared with $2,455,000 in the first nine months of 1995. Net repayments of long-term debt in the 1996 period more than offset borrowings incurred in such period. Borrowings incurred in connection with the Trigon Acquisition in 1995 and working capital borrowings offset substantially all of the net repayments of long-term debt in the 1995 period.

At September 30, 1996, the Company's working capital amounted to $61,296,000, or 13% of total assets, compared with $41,945,000, or 9% of total assets, at December 31, 1995. This increase in working capital was due primarily to increases in accounts receivable and inventory and a decrease in notes payable and current installments of long-term debt, partially offset by an increase in other accrued liabilities. Accounts receivable and inventory increased during the first nine months of 1996 due primarily to the higher level of operations. Notes payable and current installments of long-term debt decreased primarily due to repayments made during the first nine months of 1996. Accrued
12
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

liabilities increased primarily due to the increased level of operations as well as the Company's continued global expansion efforts as discussed above.

The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at September 30, 1996 and 1.3 at December 31, 1995. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at September 30, 1996 and 0.9 at December 31, 1995.

Long-term debt, less current installments, decreased to $128,781,000 at September 30, 1996 from $149,808,000 at December
31, 1995 reflecting repayments of indebtedness that were partially offset by additional long-term indebtedness incurred in connection with the Southcorp Acquisition and other small acquisitions. Notes payable and current installments of long-term debt decreased to $26,310,000 at September 30, 1996 from $36,840,000 at December 31, 1995 primarily due to net repayments made in the first nine months of 1996. At September 30, 1996, the Company's available lines of credit amounted to approximately $256,423,000 of which approximately $156,819,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to borrow for working capital and other corporate purposes.

In August 1996, the Company's 1994 credit agreement with Bankers Trust Company, as agent for a syndicate of banks, was amended and restated. Such credit agreement, as amended and restated (the "1996 Credit Agreement"), provides for an unsecured $200 million revolving credit facility that expires on June 30, 2001.
13
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's obligations under the 1996 Credit Agreement and certain other loans and other lines of credit bear interest at floating rates. The Company has entered into certain interest rate swap and collar agreements that have the effect of fixing or limiting changes in the interest rates on a portion of the Company's floating-rate debt.

The 1996 Credit Agreement provides for changes in interest rate margins based on certain financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders as well as financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of September 30, 1996.

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

The Company's shareholders' equity increased to $165,380,000 at
September 30, 1996 from $106,338,000 at December 31, 1995
14
<\PAGE>

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

primarily as a result of the Company's net earnings for the first nine months of 1996 and the value of shares of common stock issued during the first nine months of 1996 for non-cash compensation.

15
<\PAGE>

                             PART II
                        OTHER INFORMATION
Item 2.       Changes in Securities.

		On August 22, 1996, the Company and certain of its subsidiaries entered into an amendment and restatement of the Credit Agreement dated as of June 8, 1994 with Bankers Trust Company, as agent for a syndicate of banks (such Credit
Agreement, as amended and restated, being referred to herein as the "1996 Credit Agreement"), providing for a five-year $200 million unsecured revolving credit facility. The Company may increase the aggregate principal amount that may be drawn under such Agreement to $250,000,000, upon terms and conditions provided for in the 1996 Credit Agreement. The following summary of certain provisions in the 1996 Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of such 1996 Credit Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

		Under the 1996 Credit Agreement, the Company has agreed to maintain (i) an Interest Coverage Ratio (as defined in the 1996 Credit Agreement) of not less than 3.5:1 and (ii) a Leverage
Ratio (as defined in the 1996 Credit Agreement) of not more than 3.0:1.

		Under the 1996 Credit Agreement, the Company has also agreed, among other things, to certain limitations upon the Company or any subsidiary (i) incurring liens, (ii) paying dividends, making distributions or repurchasing capital stock,
(iii) engaging in transactions with affiliates other than on arm's length terms, (iv) making loans, advances, guarantees or investments, or (v) effecting mergers, consolidation, acquisitions, or sales of assets. The Company has also agreed to certain limitations upon its subsidiaries incurring, assuming or guaranteeing indebtedness or engaging in certain sale-leaseback transactions.


Item 6.       Exhibits and Reports on Form 8-K.


    (a)       Exhibits

Exhibit Number                        Description

3.1 Amendments to By-Laws of the Company adopted on November 5, 1996.

3.2           By-Laws of the Company as currently in effect.



16
<\PAGE>

Exhibit Number                         Description


4             Amended and Restated Credit Agreement among the
              Company, certain of its subsidiaries, Bankers Trust
              Company, as agent, and various financial institutions, dated as of June 8, 1994 and amended and restated as of August 22, 1996.

27                Financial Data Schedule.


    (b)       Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1996.




17
<\PAGE>

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEALED AIR CORPORATION




Date:   November 13, 1996               By s/Jeffrey S. Warren
                                        Jeffrey S. Warren
                                        Controller
                                        (Authorized Officer and
                                        Chief Accounting Officer)

18
<\PAGE>