Form 10-K
period 1996-12-31
SEALED AIR CORP
filed 1997-03-25
CIK 88204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
     OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 For the transition
          period from         to

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

    Common Stock, par value $0.01 per share      New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 14, 1997 was approximately $1,674,883,000.

     The number of outstanding shares of the registrant's Common Stock as of March 14, 1997 was 42,593,346.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K.

     Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  PART I

Item 1.   Business

          Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged primarily in a single line of business: the manufacture and sale of protective and specialty packaging products to a diverse group of customers throughout the world. The Company's principal protective packaging products are its engineered products and its surface protection and other cushioning products. Certain of these products are also produced for non-packaging applications. The Company's principal specialty packaging products are its food packaging products.
The Company also manufactures and sells certain other products discussed below. The net sales contributed by each class of product for each of the five years in the period ended December 31, 1996 appear in the table under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Stockholders, which data is incorporated herein by reference.

          The Company's operations are conducted primarily in the United States, Europe, the Asia/Pacific region, Canada and Latin America, and its products are distributed in these areas as well as in other parts of the world. Information by geographic area, including net sales, operating profit and identifiable assets, for each of the three years in the period ended December 31, 1996 appears in Note 3 of the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Stockholders. Such Note is incorporated herein by reference.

Engineered Products

          The Company's engineered products include its Instapak(R) polyurethane foam packaging systems, specialty polyethylene foams for packaging and non-packaging uses, and Korrvu(R) packaging products.

          Instapak(R) Systems

          Instapak(R) polyurethane foam packaging systems consist of proprietary blends of polyurethane chemicals and specially designed dispensing equipment, certain features of which are patented. The Company also manufactures high-performance polyolefin films designed for use with Instapak(R) packaging systems. Most of the Company's net sales from Instapak(R) systems are attributable to the sale of the polyurethane chemicals and polyolefin films used in the systems installed at customer locations.

          Instapak(R) chemicals, films and equipment are marketed as integrated packaging systems to provide protective packaging for a wide variety of products, including computer, electronic, office, medical and communications equipment, compressors and motors, furniture and spare parts, and void-fill packaging of office supplies, books, cosmetics and other small products for distribution. Instapak(R) systems are also used to produce polyurethane foams used in certain non-packaging applications, including Instapak(R) Floral, a foam used as a design base for artificial flower arrangements. The Company's Instapak(R) products are sold in all geographic areas in which the Company's operations are conducted. The Company maintains ongoing programs to develop new chemical formulations and new equipment models to meet evolving customer needs.

          An Instapak(R) packaging system allows a customer to create protective cushions for products of any shape and thus to tailor its protective packaging to its individual products and needs. When Instapak(R) chemicals are mixed together and dispensed, they expand up to 280 times their liquid volume within seconds after they are dispensed to form a foam cushion. Because Instapak(R) chemicals expand significantly in volume only when mixed together, the storage space required for the chemicals before use is very small.

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

          The Company produces a number of dispensing equipment models for low, medium and high volume use. The Company's SpeedyPacker(TM) foam-in-bag system, introduced in 1996, and its High-Speed Instapacker(TM) foam-in-bag system produce ready-to-use foam cushions consisting of polyolefin film bags filled with Instapak(R) foam. Hand-held equipment models range from low-volume single station systems to microprocessor-controlled multiple station systems. Generally, customers may either buy or lease equipment from the Company.

          Customers are also able to produce pre-formed Instapak(R) foam cushions for use in packaging a wide range of products. The Company offers assistance to its customers in producing, or in preparing the molds used to produce, such pre-formed cushions. The Company offers Instamolder(TM) semi-automated cushion molding equipment that produces molded Instapak(R) cushions using its foam-in-bag systems.

          Specialty Polyethylene Foams

          The Company manufactures and sells extruded plank and laminated foams for packaging and non-packaging applications. Extruded plank foam is offered in varying densities and thicknesses up to three inches. Laminated foams, which are sold under various trademarks including Polylam(R) in the United States and Stratocell(TM) in Europe, are produced in various densities and laminated into thicknesses ranging up to six inches. Certain of the Company's specialty polyethylene foam product lines contain a percentage of post-consumer recycled polyethylene resins. These foams can be produced in various colors and are available in anti-static and fire retardant forms.

          The Company's specialty polyethylene foams are generally sold to fabricators and converters for packaging and non-packaging applications in which a clean, non-abrasive material is required with such properties as shock absorption, vibration dampening, thermal insulation or buoyancy. In packaging applications, these foams are fabricated into a wide range of protective packaging shapes, forms and die-cuts for designed packages in which a clean, attractive appearance and cushioning or blocking and bracing performance is needed. Non-packaging applications for specialty foams include construction, automotive, sporting and athletic equipment products. The Company's specialty polyethylene foams are sold in all geographic areas in which the Company's operations are conducted.

          Korrvu(R) Packaging Products

          The Company is engaged in the manufacture and sale of Korrvu(R) suspension and retention packaging. Korrvu(R) suspension packaging suspends the product to be packaged in the air space of its shipping container between two strong, flexible, low-slip films. Korrvu(R) retention packaging holds the product to be packaged against a corrugated base using a single sheet of flexible retention film. Korrvu(R) packaging is sold primarily in North America and Europe.

Surface Protection and Other Cushioning Products

          The Company's surface protection and other cushioning products include air cellular cushioning materials, protective and durable mailers and bags, thin polyethylene foams, paper packaging products, automated packaging systems and certain other packaging products.

          Air Cellular Cushioning Materials

          The Company manufactures and markets Bubble Wrap(R) air cellular cushioning materials, which are also marketed under various other trademarks, including AirCap(R) and PolyCap(R). The Company's air cellular cushioning materials consist of air bubbles encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's PolyCap(R) line of air cellular cushioning material contains a lighter barrier layer than the Company's AirCap(R) line.

          The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers. AirCap(R) cushioning is used primarily to protect a wide variety of lightweight and medium-weight delicate items, such as instruments, electronic components and glassware, that have no limitation on their shipping and shelf-life cycles. PolyCap(R) cushioning is used primarily for a wide variety of lightweight products that have a relatively short shipping and shelf-life cycle. The Company also markets anti-static forms of its air cellular cushioning materials. The Company's air cellular materials are manufactured and sold primarily in North America, Europe and, since mid-1996, Australasia.

          The Company's air cellular cushioning materials are produced in various forms, including continuous rolls, perforated rolls and sheets, depending on customer preference. These materials can be used alone or laminated to other materials such as paper. They are also available in bag form (marketed under the trademark Bubblebags(R)), primarily used to provide product protection to small parts. The Company's air cellular cushioning materials can be varied in the size, shape and spacing of their encapsulated air bubbles and the thickness of the plastic to provide specific types of performance in cushioning, surface protection and void fill. Many of the Company's air cellular cushioning product lines contain post-industrial and post-consumer recycled polyethylene resins.

          The Company also manufactures and sells adhesive-coated air cellular cushioning material under the trademark Bubble Mask(R) and cohesive air cellular cushioning material under the trademark Cold Seal(R) AirCap(R). Polypride(TM) air cellular materials are multi-web materials with high tensile strength used primarily as furniture wrapping.

          Protective and Durable Mailers and Bags

          The Company manufactures and markets a variety of protective and durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items for which clean, lightweight pre-constructed protective packages are desirable. They can provide the user with significant postage savings, ease of use and enhanced product protection relative to other types of mailers and shipping containers. The Company's mailers are marketed primarily in North America, Europe and the Asia/Pacific region.

          The Company's protective mailers include lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite(R) and Mail Lite(TM). These mailers, which are lined with air cellular cushioning material, are offered in heat-sealable or self-seal forms.

          These products also include the widely used Jiffy(TM) padded mailers made from recycled kraft paper padded with macerated recycled newspaper, Jiffy(TM) reinforced mailers, which are highly tear resistant and moisture retardant, Jiffy(TM) utility mailers, which are low-cost, lightweight mailers without padding, and Jiffy Rigi Bag(R) mailers, which are rigid mailers without padding that are well suited for products such as books and photographs. The Company also manufactures and markets Jiffy(TM) foam-lined mailers. The kraft paper used in many of these mailer lines and the foam lining of certain foam mailer products contain recycled content.

          The Company's durable plastic mailers and bags, which are produced from multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. Such mailers and bags are used by a wide range of customers including air courier, mail order, banking, postal, security and office supply services. Such mailers and bags are marketed under a number of brand names, including ShurTuff(R), MailTuff(TM), Trigon(R), Lab Pak(R), Keepsafe(TM) and Crush-Gard(TM).

          Thin Polyethylene Foams

          In addition to the specialty polyethylene foams described above, the Company manufactures thin polyethylene foams in roll and sheet form, in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company also sells thin polyethylene foam that has anti-static properties and foam laminate products in which the foam is laminated to paper, polyethylene film or other substrates for specialized applications. Certain of the Company's thin polyethylene foam product lines include a percentage of post-consumer recycled resins. Such products are marketed primarily in North America and Europe and, since mid-1996, in Australasia.

          Low-density thin polyethylene foam manufactured by the Company is marketed under the trademark Cell-Aire(R) and is used primarily for surface protection and light-duty cushioning. Medium-density thin polyethylene foam is marketed under the trademark Cellu Cushion(R) as a cushioning material to protect products from damage through shock or vibration during shipment. The Company's Quicksilver(TM) cohesive polyethylene film and foam laminates and its Cellu-Mask(TM) adhesive foam laminates are used for masking and other surface protection applications. In 1996, the Company introduced its Dolphin Pad(TM) film and foam laminate wrap for the moving and storage industry. The Company also manufactures special density polyethylene foams for a variety of packaging and non-packaging applications.

          Paper Packaging Products

          The Company manufactures recycled kraft, tissue and creped paper for use as a raw material in the manufacture of the Company's protective mailer and food packaging products. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft(R), Custom Wrap(TM), Jiffy(TM) Padwrap(R) and Void Kraft(TM) for industrial surface protection, furniture surface protection, moving and storage blankets, and for use as cushioning or void fill in various packaging applications. The Company's paper packaging products are sold primarily in North America and Europe.

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

          The Company sells on-site packaging systems for void fill and light-duty cushioning applications. These systems, marketed primarily in Europe under the trademark Fill Air(TM), convert rolls of polyethylene film into packaging materials on demand.

          Other Surface Protection and Cushioning Products

          The Company participates in a joint venture named PolyMask Corporation with Minnesota Mining and Manufacturing Company ("3M") that manufactures and sells protective tapes consisting of adhesive-coated polyethylene films marketed by 3M. These products are used primarily for protecting the surfaces of polished metal, glass, plastic and other materials from abrasion during fabrication, handling and shipping. This joint venture is accounted for using the equity method.

          The Company manufactures and sells specialty plastic films in Europe for a variety of packaging and non-packaging applications.

Food Packaging Products

          The Company's food packaging products include absorbent pads, produce bags, and flexible films, bags, pouches and related equipment.

          Absorbent Pads and Produce Bags

          The Company manufactures and sells absorbent pads used for food packaging, including its Dri-Loc(R) absorbent pads, certain features of which are covered by patents. The Company also produces other absorbent pads that utilize the features of its Dri-Loc(R) pads, including the Company's Pad-Loc(TM) pad for the poultry processor industry. These products are used in meat, fish and poultry trays to absorb excess fluids and are sold in the geographic areas in which the Company's operations are conducted.

          The Company's Dri-Loc(R) pads consist of two layers of polyethylene film sealed on all four sides which enclose a layer of fluffed virgin wood-pulp fibers. On one side, the layer of film has tiny openings that permit fluids to be absorbed and retained by the enclosed fibers. The Company believes that Dri-Loc(R) pads are more effective and more attractive in use than conventional absorbent pads.

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

          The Company also offers its All Star(TM) produce bagging systems, which consist of easy-open plastic bags with star seal bottoms that are dispensed one at a time through patented dispensers supplied by the Company, for use in supermarket produce departments.

          Flexible Films and Related Equipment

          The Company produces a variety of flexible films, bags and pouches and associated packaging equipment marketed and sold primarily in the Asia/Pacific region and Europe and used to package a broad range of perishable foods such as meat, poultry, fish, prepared foods, cheese and other dairy products.

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

          The Company markets permeable and barrier shrinkbags under the Shrinkvac(R) and other trademarks. Permeable and barrier vacuum skin packaging is marketed under the Intact(R) and Tri-fresh(TM) trademarks. The Company also offers Tuf-flex(TM) barrier pouches with high puncture resistance.

          The Company's food packaging equipment offerings include automatic film and bag making, dispensing and loading units to package foods in vacuum or vacuum skin packages using the Company's films. Systems are marketed to the food processing industry under the Intact(R), Flexibag(TM) and other trademarks.

          The Company also manufactures printed co-extruded films for packaging frozen foods and other loose food products as well as a wide range of mono- and multi-layer films for other food and general applications.

Other Products

          The Company's other products consist primarily of specialty adhesive products, loose-fill polystyrene packaging, paper products, products that control static electricity, and recreation and energy conservation products.

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

          Subsidiaries of the Company in the Asia/Pacific region and Mexico produce loose-fill polystyrene packaging for sale to customers in those countries.

          As noted above, the Company manufactures recycled kraft, tissue and creped paper and sells such paper to unaffiliated customers in the United States.

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

          Translucent air cellular material similar to AirCap(R) cushioning that is fabricated into solar pool covers is sold in certain countries outside the United States. In the United States, the Company manufactures and sells solar heating systems for swimming pools that use thermostatically controlled pumps to circulate pool water through plastic solar collector panels.

Foreign Operations

          The Company manufactures and sells most of its product lines in a number of foreign countries as well as in the United States, as described more fully above. In addition, the Company has unaffiliated foreign licensees that manufacture certain of its protective packaging products in Chile, England, Japan, the Netherlands, South Africa and Sweden. Licensing revenues are not material to the Company's consolidated financial statements.

          During 1996, 1995 and 1994, foreign net sales represented approximately 39%, 38% and 29%, respectively, of the Company's total net sales, while operating profit from foreign operations represented approximately 27%, 30% and 21%, respectively, of the Company's total operating profit. For a discussion of the factors affecting these changes in foreign net sales and operating profit, see Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Company's 1996 Annual Report to Stockholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations.

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

          The Company has no material long-term contracts for the distribution of its packaging products. In 1996, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

Raw Materials

          The raw materials utilized in the Company's operations generally have been readily available on the open market and are purchased from several suppliers, reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's operations include polyethylene and other resins and films, polyurethane chemicals, paper and wood pulp products (including recycled or reprocessed paper products, resins, films and chemicals), and blowing agents used in foam products.

Product Development

          The Company incurred expenses of $15,449,000 related to Company-sponsored research and development in 1996 compared with $14,597,000 during 1995 and $10,912,000 during 1994. The Company maintains a continuing effort to develop new products based on its existing product lines as well as new packaging and non-packaging applications for its products. The Company also maintains ongoing efforts to add or increase recycled or reprocessed content in its product lines.

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

          The Company's protective packaging products compete with similar products made by others and with a number of other packaging materials, including various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, and with envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's engineered products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. As discussed below under "Environmental Matters," the Company is also subject to competitive factors affecting packaging materials that are based upon customers' environmental preferences. The Company believes that it is a leading manufacturer of air cellular cushioning materials containing a barrier layer and polyurethane foam packaging systems in the geographic areas in which it sells these products.

          There are a number of competing manufacturers of food
packaging products.   The Company believes that its Dri-Loc(R)
products have a competitive advantage over conventional pads because of their efficiency and appearance in use. Conventional pads and display case liners compete primarily on the basis of price, absorbency and service. The Company believes it is one of the leading suppliers of meat, fish and poultry absorbent pads to supermarkets and poultry processors in the United States and Europe. The Company's food packaging films and systems compete with similar flexible films and systems produced by other companies around the world as well as with other food packaging materials.

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

Employees

          At December 31, 1996, the Company had approximately
4,200 employees worldwide, with approximately 600 employees covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Item 2.   Properties

          The Company has manufacturing facilities at twenty-five locations in the United States, five other locations in North America, including three facilities in Canada and two in Mexico, nineteen locations in Europe, including facilities in England, France, Germany, Italy, the Netherlands, Norway, Spain and Sweden, and eight locations in the Asia/Pacific region, including two facilities in New Zealand and facilities in Australia, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. The Company occupies other facilities containing fabricating or converting operations or sales, distribution, technical, warehouse or administrative offices at several locations in the United States, in Brazil, Belgium, Finland, China, India, Japan and Korea and in a number of the other countries in which the Company manufactures its products.

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

          The Company owns thirty of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are usually located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained. The Company believes that its manufacturing facilities are well maintained, suitable for their purposes, and adequate for the Company's needs.

Item 3.  Legal Proceedings

          The Company is a party to various lawsuits and administrative and other proceedings incidental to its business, including certain federal or state governmental environmental proceedings or private environmental claims relating to the cleanup of Superfund sites or other sites. While it is often difficult to estimate potential environmental liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material. The Company believes, after consulting with counsel, that the disposition of its lawsuits and other legal proceedings, including environmental matters, will not have a material effect on the Company's consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

Executive Officers of the Registrant

          The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 1997, the year in which he or she first was elected to the position currently held, and the year in which he or she first was elected an officer of the Company.

          All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years. There are no family relationships among any of the Company's officers or directors.

Name and             Age as of        First Elected to        First Elected
Current Position   March 15, 1997     Current Position         an Officer

T. J. Dermot Dunphy      64               1996                   1971
Chairman of the Board,
Chief Executive Officer
and Director

William V. Hickey        52               1996                   1980
President and Chief
Operating Officer

Bruce A. Cruikshank      54               1996                   1990
Senior Vice President

Elmer N. Funkhouser III  55               1984                   1982
Senior Vice President

Robert A. Pesci          51               1997                   1990
Senior Vice President

Jonathan B. Baker        44               1994                   1994
Vice President

James A. Bixby           53               1990                   1990
Vice President

Mary A. Coventry         43               1994                   1994
Vice President

Jean-Luc Debry           51               1992                   1992
Vice President

Paul B. Hogan            57               1995                   1995
Vice President

James P. Mix             45               1994                   1994
Vice President

Abraham N. Reichental    40               1994                   1994
Vice President

Name and            Age as of         First Elected to        First Elected
Current Position  March 15, 1997      Current Position         an Officer

Horst Tebbe              56               1997                   1986
Vice President-Finance
and Chief Financial Officer

Jeffrey S. Warren        43               1996                   1996
Controller

H. Katherine White       51               1996                   1996
Secretary


                                  PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters

          The information appearing under the caption "Common
Stock Information" in the Company's 1996 Annual Report to
Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

          The information appearing under the caption "Selected
Financial Data" in the Company's 1996 Annual Report to
Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          The information appearing under the caption
"Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to
Stockholders is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

Interim Financial Information (Unaudited)

          The information appearing under the caption "Interim
Financial Information (Unaudited)" in the Company's 1996 Annual
Report to Stockholders is incorporated herein by reference.

Financial Statements and Schedule

          See Index to Consolidated Financial Statements and
Schedule on page F-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

          Part of the information required in response to this
Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

Item 11.  Executive Compensation

          The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Directors' Compensation" and under the subheadings "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation." Such information is incorporated herein by reference. Such incorporated information does not include the information under the subheadings "Report of Organization and Compensation Committee on Executive Compensation" and "Common Stock Performance Comparison" under the caption "Executive Compensation" in such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1997 Annual
Meeting of Stockholders under the caption "Voting Securities," and such information is incorporated herein by reference.

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

3.2            By-Laws of the Company as currently in effect.
               (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-7834, is incorporated herein by reference.)

4.1 Amended and Restated Credit Agreement among the Company, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions, dated as of June 8, 1994 and amended and restated as of August 22, 1996. (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-7834, is incorporated herein by reference.)

10.1           Contingent Stock Plan of the Company, as amended.
               (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-7834, is incorporated herein by reference.)*

10.2 Restricted Stock Plan for Non-Employee Directors of the Company, as amended. (Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 17, 1996, File Number 1-7834, is incorporated herein by reference.)*

13             Portions of the Company's 1996 Annual Report to
               Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

21             Subsidiaries of the Company.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

     (b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1996.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEALED AIR CORPORATION
                                             (Registrant)


Date:  March 24, 1997              By s/T. J. DERMOT DUNPHY
                                     T. J. Dermot Dunphy
                                     Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                    Date

By s/ T. J. DERMOT DUNPHY                     March 24, 1997
   T. J. Dermot Dunphy
   Chairman of the Board, Chief Executive
   Officer and Director
   (Principal Executive Officer)


By s/ HORST TEBBE                             March 24, 1997
   Horst Tebbe
   Vice President-Finance and Chief
   Financial Officer
   (Principal Financial Officer)

By s/ JEFFREY S. WARREN                       March 24, 1997
   Jeffrey S. Warren
   Controller
   (Principal Accounting Officer)

By  s/ JOHN K. CASTLE                         March 24, 1997
    John K. Castle
    Director

By  s/ LAWRENCE R. CODEY                      March 24, 1997
    Lawrence R. Codey
    Director

By  s/ CHARLES F. FARRELL, JR.                March 24, 1997
    Charles F. Farrell, Jr.
    Director

By  s/ DAVID FREEMAN                          March 24, 1997
    David Freeman
    Director

By  s/ ALAN H. MILLER                         March 24, 1997
    Alan H. Miller
    Director

By  s/ R. L. SAN SOUCIE                       March 24, 1997
    R. L. San Soucie
    Director

                        SEALED AIR CORPORATION

              CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

              Years ended December 31, 1996, 1995 and 1994













F-1

              SEALED AIR CORPORATION AND SUBSIDIARIES
        Index to Consolidated Financial Statements and Schedule



                                                                        Page

Independent Auditors' Report                                              *

Financial Statements:
  Consolidated Statements of Earnings for the years
   ended December 31, 1996, 1995 and 1994                                 *
  Consolidated Balance Sheets - December 31, 1996 and 1995                *
  Consolidated Statements of Shareholders' Equity
   for the years ended December 31, 1996, 1995 and 1994                   *
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                       *
  Notes to Consolidated Financial Statements                              *

Independent Auditors' Report on Schedule                                 F-3

Consolidated Schedule:
II - Valuation and Qualifying Accounts                                   F-4


*The information required appears on pages 21 through 36 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


               Independent Auditors' Report on Schedule


The Board of Directors and Shareholders
Sealed Air Corporation:


Under date of January 20, 1997, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                           s/KPMG Peat Marwick LLP


Short Hills, New Jersey
January 20, 1997


F-3

                                                        SCHEDULE II

                  SEALED AIR CORPORATION AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (In thousands of dollars)

                                              ADDITIONS
                           BALANCE AT  CHARGED TO   CHARGED TO
                           BEGINNING   COSTS AND      OTHER        DEDUCTIONS    BALANCE AT
DESCRIPTION                 OF YEAR     EXPENSES    ACCOUNTS (1)       (2)       END OF YEAR
Year ended December 31, 1996

  Allowance for doubtful
      accounts                $5,261      $1,151      $    301       $1,090        $5,623

Year ended December 31, 1995

  Allowance for doubtful
      accounts                $3,970      $2,421      $    350       $ 1,480       $5,261

Year ended December 31, 1994

  Allowance for doubtful
       accounts               $2,675     $ 1,210      $    764        $  679       $3,970

(1)  Primarily recoveries of bad debts and allowance for doubtful accounts of companies acquired at dates of acquisition.

(2)  Primarily accounts receivable balances written off.

F-4