Form 10-K/A
period 1996-12-31
SEALED AIR CORP
filed 1997-03-26
CIK 88204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
     OR
    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 For the transition
          period from         to

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

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

     (a)  Documents filed as a part of this Annual Report on Form
10-K:

          (i)  Financial Statements and Financial Statement
Schedule

          See Index to Consolidated Financial Statements and
Schedule on page F-2 herein.**

          (ii)  Exhibits

Exhibit Number                Description

3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect.**

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

10.1           Contingent Stock Plan of the Company, as amended.
               (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-7834, is incorporated herein by reference.)*

10.2 Restricted Stock Plan for Non-Employee Directors of the Company, as amended. (Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 17, 1996, File Number 1-7834, is incorporated herein by reference.)*

13             Portions of the Company's 1996 Annual Report to
               Stockholders that are incorporated by reference into this Annual Report on Form 10-K.**

21             Subsidiaries of the Company.

23             Consent of KPMG Peat Marwick LLP.**

27             Financial Data Schedule.**

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.
**Previously filed with annual report on Form 10-K.

     (b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1996.

                                 SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEALED AIR CORPORATION
                                   (Registrant)

Date:  March 26, 1997              By s/T. J. DERMOT DUNPHY
                                   T. J. Dermot Dunphy
                                   Chief Executive Officer