Form 10-Q
period 1997-03-31
SEALED AIR CORP
filed 1997-05-02
CIK 88204

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ________________

                                      FORM 10-Q

               (Mark One)
                 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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


There were 42,593,346 shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 1997.





                                           PART I
                                   FINANCIAL INFORMATION

                         SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Earnings
                    For the Three Months Ended March 31, 1997 and 1996
                      (In thousands of dollars except per share data)
                                        (Unaudited)


                                                          1997         1996

    Net sales                                           $202,859    $185,930

    Cost of sales                                        127,425     117,189

    Gross profit                                          75,434      68,741

    Marketing, administrative and
     development expenses                                 41,750      38,855

    Operating profit                                      33,684      29,886

    Other income (expense):
     Interest income                                         188         250
     Interest expense                                     (2,196)     (3,511)
     Other, net                                              414        (361)

       Other income (expense), net                        (1,594)     (3,622)

    Earnings before income taxes                          32,090      26,264

    Income taxes                                          12,649      10,374

    Net earnings                                        $ 19,441    $ 15,890

    Net earnings per common share                       $   0.46    $   0.37

    Weighted average number of
     shares outstanding (000)                             42,593      42,416


See accompanying notes to consolidated financial statements.


2

                              SEALED AIR CORPORATION
                            Consolidated Balance Sheets
                       March 31, 1997 and December 31, 1996
                   (In thousands of dollars except share data)
                                     (Unaudited)

                                                 March 31,    December 31,
                                                   1997           1996
   ASSETS

Current assets:
  Cash and cash equivalents                     $  6,596       $  2,985

  Accounts receivable, less allowance for
    doubtful accounts of $5,699 in 1997 and
    $5,623 in 1996                               127,908        124,204

  Other receivables                                7,863          8,258

  Inventories                                     59,275         57,231

  Prepaid expenses                                 2,246          1,095

  Deferred taxes                                  12,899         13,193

     Total current assets                        216,787        206,966

  Property and equipment:
    Land and buildings                            80,409         81,629
    Machinery and equipment                      197,174        199,275
    Leasehold improvements                         7,944          8,409
    Furniture and fixtures                        11,563         12,029
    Construction in progress                       8,520          6,139
                                                 305,610        307,481
  Less accumulated depreciation
        and amortization                         135,593        132,919
         Property and equipment, net             170,017        174,562

  Patents, patent applications and rights, less
    accumulated amortization of $15,481 in 1997
    and $15,139 in 1996                           11,229         11,998

  Excess of cost over fair value of net assets
    acquired, less accumulated amortization of
    $14,362 in 1997 and $12,966 in 1996           44,905         47,840

  Other assets                                    24,487         25,753

                                                $467,425       $467,119

See accompanying notes to consolidated financial statements.


3


                                  SEALED AIR CORPORATION
                                Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996 (Continued)
                      (In thousands of dollars except share data)
                                        (Unaudited)

                                                     March 31,    December 31,
                                                       1997           1996

  LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
      Notes payable and current
        installments of long-term debt                $ 19,182      $ 15,565

      Accounts payable                                  45,093        46,934

      Accrued interest                                     834           323

      Other accrued liabilities                         61,812        69,526

      Income taxes payable                              21,809        15,708

         Total current liabilities                     148,730       148,056

    Long-term debt, less current
      installments                                      79,269        99,900

    Deferred income taxes                               19,392        19,863

    Other non-current liabilities                       13,937        12,651

         Total liabilities                             261,328       280,470


    Shareholders' equity:
    Common stock, $.01 par value. Authorized
      60,000,000 shares, issued 42,774,404 shares
      in 1997 and 42,747,704 shares in 1996                428           427
    Additional paid-in capital                         170,724       167,801
    Retained earnings                                   35,462        16,021
    Accumulated translation adjustment                   4,633         8,615
                                                       211,247       192,864

    Less deferred compensation and cost ($182
      in 1997 and $227 in 1996) of 181,058 shares
      in 1997 and 226,758 in 1996 of common
      stock held as treasury stock                       5,150         6,215

        Shareholders' equity                           206,097       186,649
                                                      $467,425      $467,119

See accompanying notes to consolidated financial statements.


4

                          SEALED AIR CORPORATION AND SUBSIDIARIES
                    Consolidated Statements (abbreviated) of Cash Flows
                     For the Three Months Ended March 31, 1997 and 1996
                                (In thousands of dollars)
                                       (Unaudited)

                                                           1997         1996

Cash Flows From Operating Activities:
  Net earnings                                           $ 19,441   $  15,890
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                        11,160       9,147
      Deferred taxes                                         (129)        191
      Net loss (gain) on disposals of fixed assets             33         (84)
      Other, net                                           (1,748)     (1,770)
      Cash provided (used) by changes in:
        Receivables                                        (3,275)     (2,173)
        Inventories                                        (2,044)        981
        Prepaid expenses                                   (1,151)       (930)
        Accounts payable                                   (1,863)       (278)
        Accrued interest                                      511         (24)
        Other accrued liabilities                          (4,422)     (2,718)
        Income taxes payable                                6,101       5,387

    Net cash provided by operating activities              22,614      23,619

Cash Flows From Investing Activities:

  Capital expenditures for property and equipment          (4,942)     (2,858)
  Proceeds from sales of property and equipment                19         495

    Net cash used in investing activities                  (4,923)     (2,363)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                              2,550      11,334
  Payments of long-term debt                              (20,214)    (27,905)
  Net proceeds (payments) on notes payable                  3,754        (507)

    Net cash used by financing activities                 (13,910)    (17,078)

Effect of exchange rate changes on cash and cash
  equivalents                                                (170)        (82)

Cash and Cash Equivalents:
  Increase during the period                                3,611       4,096
  Balance, beginning of period                              2,985       7,661
  Balance, end of period                                 $  6,596   $  11,757

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                             $  1,663   $   3,466
    Income taxes                                         $  6,548   $   4,987

See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1997 and 1996
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the quarter ended March 31, 1997 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1997 presentation.


(2)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the three months ended March 31, 1997 and 1996 follows:

                                                   1997    1996
     Statutory U.S. federal income tax rate        35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries             0.3     0.6

     Tax effect of U.S. expenses not subject to
       tax benefit                                  0.8     0.4

     State income taxes, net of U.S. federal
       income tax benefit                           4.0     4.0

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate       0.1    (1.4)

     Other miscellaneous items                     (0.8)    0.9

     Effective income tax rate                     39.4%   39.5%

(3)  Earnings Per Share

Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the year, including shares issued for contingent stock awards and non-cash compensation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of FASB 128 on the calculation of earnings per share amounts is not expected to be material.

6

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
The Company's net sales increased 9% in the first quarter of 1997 compared with the first quarter of 1996. The increase primarily reflects increased unit volume and added net sales from businesses acquired during 1996. Foreign currency translation had a modestly negative effect on the increase in net sales.

Net sales from domestic operations increased 8% compared with the first quarter of 1996 primarily due to increased unit volume. Net sales from foreign operations increased 11% compared with the first quarter of 1996 primarily due to added net sales from businesses acquired during 1996 and increased unit volume.

Net sales of engineered products, primarily Instapak(R) products and specialty polyethylene foams, increased 9% compared with the first quarter of 1996 primarily due to increased unit volume of these products.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 12% compared with the first quarter of 1996 primarily due to added net sales from businesses acquired during 1996 and increased unit volume.

Net sales of food packaging products decreased 4% compared with the first quarter of 1996 primarily due to the absence in the 1997 period of the net sales of certain food packaging products that were transferred during 1996 to a small unconsolidated joint venture in Australia. Excluding the effect of such joint venture, net sales of food packaging products increased modestly as higher unit volume was partially offset by lower average selling prices.
7

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cost of sales increased 9% and marketing, administrative and development expenses increased 7% compared with the first quarter of 1996 primarily reflecting the Company's higher level of net sales.

Operating profit increased 13% in the first quarter of 1997 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses mentioned above.

Interest expense, which is the principal component of other income (expense), net, decreased to $2,196,000 in the first quarter of 1997 from $3,511,000 in the first quarter of 1996 primarily reflecting the decrease in the Company's outstanding indebtedness.

The Company's effective income tax rate was 39.4% in the first quarter of 1997 and 39.5% in the first quarter of 1996.

Net earnings increased 22% to $19,441,000, or $0.46 per share, compared with net earnings of $15,890,000, or $0.37 per share, for the first quarter of 1996 primarily reflecting the Company's higher level of operating profit and lower interest expense.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt service requirements with funds provided by operations and borrowings made under its available lines of credit or otherwise.

Net cash provided by operating activities amounted to $22,614,000 in the first quarter of 1997 compared with $23,619,000 for the 1996 period. In the 1997 period, changes in operating assets and liabilities partially offset the Company's increased net earnings and higher level of depreciation and amortization. The changes in operating assets and
8

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

liabilities were primarily due to the timing of cash receipts and payments and the Company's higher level of operations.

Net cash used in investing activities increased to $4,923,000 in the first quarter of 1997 compared with $2,363,000 for the first quarter of 1996 primarily due to the timing of capital expenditures.

Net cash used in financing activities amounted to $13,910,000 in the first quarter of 1997 compared with $17,078,000 in the 1996 period, primarily reflecting the net repayment of long-term debt.

At March 31, 1997, the Company had working capital of $68,057,000, or 15% of total assets, compared with $58,910,000, or 13% of total assets, at December 31, 1996. The increase in working capital was due primarily to an increase in total current assets. Such increase was due primarily to increases in cash and accounts receivable. Current liabilities increased modestly from December 31, 1996 to March 31, 1997 due primarily to increases in notes payable and current installments of long-term debt and increases in income taxes payable, offset by decreases in accrued liabilities and accounts payable. These changes in working capital balances were primarily due to the timing of cash receipts and payments and the timing of working capital borrowings. The decrease in accrued liabilities was due primarily to the payment during the first quarter of 1997 of the Company's annual profit-sharing contribution.

The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at March 31, 1997 and 1.4 at December 31, 1996. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.1 at March 31, 1997 and 1.0 at December 31, 1996. The increase in these ratios is due primarily to the increase in working capital discussed above.
9

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Long-term debt, less current installments, decreased to $79,269,000 at March 31, 1997 from $99,900,000 at December 31, 1996 primarily due to repayments made in the first quarter of 1997. At March 31, 1997, the Company's available lines of credit amounted to approximately $252,462,000 of which approximately $203,236,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

The Company's principal credit facility is an unsecured $200 million revolving credit facility with Bankers Trust Company, as agent for a syndicate of banks (the "BT Credit Agreement"), that expires on June 30, 2001. The Company's obligations under the BT Credit Agreement and certain other loans and lines of credit bear interest at floating rates. The Company has entered into certain derivative financial instruments, including interest rate swap, interest rate collar and interest rate and currency swap agreements that have the effect of fixing or limiting the Company's exposure to fluctuations in interest rates on a portion of the Company's floating rate debt.

The BT Credit Agreement provides for changes in borrowing margins based on financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries. These limitations include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders, as well as financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of March 31, 1997.

The Company's shareholders' equity increased to $206,097,000 at March 31, 1997 from $186,649,000 at December 31, 1996 primarily as a result of the Company's net earnings for the first quarter of 1997 and the value of shares of common stock issued during the first quarter of 1997 for non-cash compensation.
10

                                  PART II

                              OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit Number                  Description

27             Financial Data Schedule.



     (b)  Reports on Form 8-K:

	The Company did not file any reports on Form 8-K during the quarter ended March 31,1997.



11

                          Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SEALED AIR CORPORATION




Date:  May 2, 1997                  By s/Horst Tebbe
                                      Horst Tebbe
                                      Vice President-Finance & Chief
                                          Financial Officer
                                     (Authorized Executive Officer
                                     and Principal Financial Officer)




12