Form 10-Q
period 1997-06-30
SEALED AIR CORP
filed 1997-08-11
CIK 88204

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             ________________

                                FORM 10-Q


       (Mark One)
          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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


There were 42,600,246 shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 1997.

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months and Six Months Ended June 30, 1997 and 1996
(In thousands of dollars except per share data)
(Unaudited)

                                        For the                  For the
                                  Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1997        1996         1997        1996

Net sales                         $211,607   $193,116      $414,466   $379,046

Cost of sales                      131,831    120,455       259,256    237,644

Gross profit                        79,776     72,661       155,210    141,402

Marketing, administrative and
 development expenses               43,160     40,137        84,910     78,992

Operating profit                    36,616     32,524        70,300     62,410

Other income (expense):
 Interest income                       166        380           354        630
 Interest expense                   (1,962)    (3,828)       (4,158)    (7,339)
 Other, net                            932        (29)        1,346       (390)

   Other income (expense), net        (864)    (3,477)       (2,458)    (7,099)

Earnings before income taxes        35,752     29,047        67,842     55,311

Income taxes                        14,081     11,474        26,730     21,848

Net earnings                      $ 21,671   $ 17,573      $ 41,112   $ 33,463

Net earnings per common share     $   0.51   $   0.42      $   0.97   $   0.79

Weighted average number of
 shares outstanding (000)           42,609     42,446        42,601     42,431



See accompanying notes to consolidated financial statements.

                                               2

SEALED AIR CORPORATION
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(In thousands of dollars except share data)
(Unaudited)

                                                 June 30,      December 31,
                                                   1997            1996
ASSETS

Current assets:

  Cash and cash equivalents                      $  1,276       $  2,985

  Accounts receivable, less allowance for
    doubtful accounts of $5,857 in 1997 and
    $5,623 in 1996.                               132,714        124,204

  Other receivables                                 6,922          8,258

  Inventories                                      59,876         57,231

  Prepaid expenses                                  2,573          1,095

  Deferred taxes                                   12,899         13,193

     Total current assets                         216,260        206,966

Property and equipment:
  Land and buildings                               79,888         81,629
  Machinery and equipment                         198,577        199,275
  Leasehold improvements                            7,975          8,409
  Furniture and fixtures                           11,071         12,029
  Construction in progress                          9,707          6,139
                                                  307,218        307,481
Less accumulated depreciation and amortization    138,870        132,919
       Property and equipment, net                168,348        174,562

Patents, patent applications and rights, less
  accumulated amortization of $15,847 in 1997
  and $15,139 in 1996                              10,690         11,998

Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $15,992 in 1997 and $12,966 in 1996              42,748         47,840

Other assets                                       25,014         25,753

                                                 $463,060       $467,119


See accompanying notes to consolidated financial statements.

                                           3

SEALED AIR CORPORATION
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996 (Continued)
(In thousands of dollars except share data)
(Unaudited)

                                                        June 30,  December 31,
                                                          1997        1996
  LIABILITIES AND SHAREHOLDERS' EQUITY


  Current Liabilities:
    Notes payable and current
      installments of long-term debt                   $ 26,564      $ 15,565

    Accounts payable                                     45,332        46,934

    Accrued interest                                        595           323

    Other accrued liabilities                            67,393        69,526

    Income taxes payable                                 11,732        15,708

       Total current liabilities                        151,616       148,056

  Long-term debt, less current
    installments                                         51,437        99,900

  Deferred income taxes                                  18,730        19,863

  Other non-current liabilities                          14,238        12,651

       Total liabilities                                236,021       280,470


  Shareholders' equity:
  Preferred stock, no par value.  Authorized
   1,000,000 shares, none issued in 1997 and 1996             -             -
  Common stock, $.01 par value. Authorized
    125,000,000 shares in 1997 and 60,000,000
    shares in 1996, issued 42,781,604 shares
    in 1997 and 42,747,704 shares in 1996                   428           427
  Additional paid-in capital                            172,112       167,801
  Retained earnings                                      57,133        16,021
  Accumulated translation adjustment                      2,551         8,615
                                                        232,224       192,864

  Less deferred compensation and cost ($181
    in 1997 and $227 in 1996) of 181,358 shares
    in 1997 and 226,758 in 1996 of common stock
    held as treasury stock                                5,185         6,215

      Shareholders' equity                              227,039       186,649
                                                       $463,060      $467,119


See accompanying notes to consolidated financial statements.


                                      4

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements (abbreviated) of Cash Flows
For the Six Months Ended June 30, 1997 and 1996
(In thousands of dollars)
(Unaudited)

                                                         1997        1996
Cash Flows From Operating Activities:
  Net earnings                                          $ 41,112    $ 33,463
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                       22,340      19,264
      Deferred credits - income taxes and other             (823)        (81)
      Other, net                                          (5,164)     (1,541)
      Cash provided (used) by changes in:
        Receivables                                       (7,140)     (9,142)
        Inventories                                       (2,645)        794
        Prepaid expenses                                  (1,478)     (1,388)
        Accounts payable                                  (1,624)     (1,407)
        Accrued interest                                     272         155
        Other accrued liabilities                          1,652       9,413
        Income taxes payable                              (3,976)         72

    Net cash provided by operating activities             42,526      49,602


Cash Flows From Investing Activities:

  Capital expenditures for property and equipment        (10,301)     (6,302)
  Proceeds from sales of property and equipment              126         530
  Net cash utilized in purchase of subsidiaries                -     (20,653)

    Net cash used in investing activities                (10,175)    (26,425)

Cash Flows From Financing Activities:

  Proceeds from long-term debt                            12,238      75,063
  Payments of long-term debt                             (51,840)    (85,890)
  Net proceeds (payments) on notes payable                 5,652      (2,845)

    Net cash used by financing activities                (33,950)    (13,672)

Effect of exchange rate changes on cash and cash
  equivalents                                               (110)        (69)

Cash and Cash Equivalents:
 (Decrease) increase during the period                    (1,709)      9,436
  Balance, beginning of period                             2,985       7,661
  Balance, end of period                                $  1,276    $ 17,097

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $  3,841    $  6,816
    Income taxes                                        $ 30,706    $ 21,776

See accompanying notes to consolidated financial statements.

                                    5

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1997 and 1996
(Unaudited)


(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended June 30, 1997 have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1997 presentation.

(2)  Income Taxes

An explanation of the difference between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the six months ended June 30, 1997 and 1996 follows:

                                                   1997    1996

     Statutory U.S. federal income tax rate        35.0%   35.0%

     Provision for foreign withholding taxes and
       additional U.S. taxes on the accumulated
       earnings of foreign subsidiaries             0.3     0.5

     Tax effect of U.S. expenses not subject to
       tax benefit                                  0.6     0.4

     State income taxes, net of U.S. federal
       income tax benefit                           4.0     4.3

     Taxes on foreign earnings at other than the
       statutory U.S. federal income tax rate       0.2    (0.3)

     Other miscellaneous items                     (0.7)   (0.4)

     Effective income tax rate                     39.4%   39.5%


(3)  Earnings Per Share

Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the year, including shares issued for contingent stock awards and non-cash compensation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. Such statement is not expected to have a significant impact on the Company's consolidated financial statements.

                                    6

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's net sales increased 10% in the second quarter and 9% in the first six months of 1997 compared to the second quarter and first six months of 1996. The increase in net sales primarily reflects increased unit volume in the Company's major classes of products and added net sales from businesses acquired during 1996. Foreign currency translation had a modestly negative effect on the increase in net sales in the 1997 periods.

Net sales from domestic operations increased 6% in the second quarter and 7% in the first six months of 1997 compared to the 1996 periods primarily due to increased unit volume. Net sales from foreign operations increased 16% in the second quarter and 14% in the first six months of 1997 compared to the 1996 periods primarily due to increased unit volume and added net sales from businesses acquired during 1996.

Net sales of engineered products, primarily Instapak(R) products and specialty polyethylene foams, increased 9% in the second quarter and first six months of 1997 primarily due to increased unit volume.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 14% in the second quarter and 13% in the first six months of 1997 due primarily to added net sales from businesses acquired during 1996 and increased unit volume.

Net sales of food packaging products decreased 1% in the second quarter and 3% in the first six months of 1997 primarily due to the absence in the 1997 periods of the net sales of certain food packaging products that were transferred during 1996 to a small unconsolidated joint venture in Australia. Excluding the effect of this joint venture, net sales of food packaging products increased modestly as higher unit volume was partially offset by lower average selling prices.

                                    7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net sales of other products increased to $8,761,000 from $8,205,000 in the second quarter of 1996 and to $16,076,000 from $13,968,000 in the first six months of 1996 primarily due to increased unit volume in certain products.

Cost of sales increased 9% and marketing, administrative and development expenses increased 8% in the second quarter and first six months of 1997 primarily reflecting the Company's higher level of net sales.

Operating profit increased 13% in the second quarter and first six months of 1997 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other income (expense), net, decreased to $1,962,000 in the second quarter and $4,158,000 in the first six months of 1997 compared to $3,828,000 and $7,339,000 in the second quarter and first six months of 1996, respectively, primarily reflecting the decrease in the Company's average outstanding indebtedness.

The Company's effective income tax rate was 39.4% in the second quarter and first six months of 1997 and 39.5% in the 1996 periods.

Net earnings increased 23% to $21,671,000, or $0.51 per share, for the second quarter and 23% to $41,112,000, or $0.97 per share, for the first six months of 1997 compared with net earnings of $17,573,000, or $0.42 per share, and $33,463,000, or $0.79 per share, for the second quarter and first six months of 1996 primarily reflecting the Company's higher level of operating profit and lower interest expense.
                                    8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met, and currently expects that it will continue to meet, substantially all of its working capital and capital expenditure requirements as well as its debt service requirements with funds provided by operations and borrowings made either under its available lines of credit or otherwise.

Net cash provided by operating activities amounted to $42,526,000 in the first six months of 1997 compared with $49,602,000 for the 1996 period primarily due to changes in operating assets and liabilities which partially offset the Company's increased net earnings and higher levels of depreciation and amortization during the 1997 period. The changes in operating assets and liabilities were primarily due to the higher level of operations and the timing of cash receipts and payments.

Net cash used in investing activities amounted to $10,175,000 and $26,425,000 for the first six months of 1997 and 1996, respectively. Cash used for capital expenditures amounted to $10,301,000 in the first six months of 1997 compared with $6,302,000 in the 1996 period primarily due to the timing of capital expenditures. The net cash used in the 1996 period also included cash used in connection with acquisitions made in such period.

Net cash used in financing activities amounted to $33,950,000 in the first six months of 1997 compared with $13,672,000 in the first six months of 1996. In both periods, repayments of long-term debt more than offset borrowings incurred in such periods.

At June 30, 1997, the Company had working capital of $64,644,000, or 14% of total assets, compared with $58,910,000, or 13% of total assets, at December 31, 1996. The increase in working capital was due primarily to an increase in accounts receivable and a decrease in income taxes payable, partially offset by an increase in notes payable and current installments of long-term debt. Accounts receivable increased during the first six months of 1997 due

                                    9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

primarily to the higher level of operations, and income taxes payable decreased primarily due to the timing of payments. Notes payable and current installments of long-term debt increased due primarily to the reasons discussed below.

The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at June 30, 1997 and December 31, 1996. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at June 30, 1997 and December 31, 1996.

The Company's outstanding debt balances consist primarily of various foreign loans and borrowings under lines of credit. Long-term debt, less current installments, decreased to $51,437,000 at June 30, 1997 from $99,900,000 at December 31, 1996 reflecting the repayment of indebtedness. Notes payable and current installments of long-term debt increased to $26,564,000 at June 30, 1997 from $15,565,000 at December 31, 1996 primarily due to the timing of working capital borrowings and scheduled debt maturities. At June 30, 1997, the Company's available lines of credit amounted to approximately $254,942,000 of which approximately $223,554,000 were unused. Such lines of credit, which include an unsecured $200 million revolving credit facility with Bankers Trust Company, as agent for a syndicate of banks (the "BT Credit Agreement"), permit the Company and certain of its subsidiaries to borrow for working capital and other corporate purposes.

The BT Credit Agreement, which expires on June 30, 2001, provides for changes in borrowing margins based on financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries. These limitations include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders, as well as financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of June 30, 1997.

                                    10

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain of the Company's foreign loans and lines of credit, including the BT Credit Agreement, bear interest at floating rates. The Company utilizes interest rate swaps, currency swaps, and other derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

The Company's shareholders' equity increased to $227,039,000 at June 30, 1997 from $186,649,000 at December 31, 1996 primarily as a result of the Company's net earnings for the first six months of 1997.

                                    11

PART II

OTHER INFORMATION


Item 2.     Changes in Securities

            In January 1997, Sealed Air Corporation (the "Corporation") issued 72,900 shares of Common Stock to the Profit-Sharing Plan of the Corporation as part of its 1996 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act of 1933, as amended, (the "1933 Act"), because such transaction did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.

Item 4.     Submission of Matters to a Vote of Security Holders

            On May 16, 1997, the Corporation held its annual meeting of stockholders, at which the stockholders elected the whole Board of Directors for the ensuing year, approved an amendment of the certificate of incorporation of the Corporation to increase the authorized number of shares of Common Stock, and ratified the appointment of KPMG Peat Marwick LLP as the Corporation's independent public accountants for 1997.

            A total of 39,010,055 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 91% of the shares entitled to vote at such meeting. There were no broker non-votes. The votes cast on the matters before the meeting were as follows:

Nominees for Election                    Number of Votes
to Board of Directors:               In Favor        Withheld

John K. Castle                       38,838,000      172,055
Lawrence R. Codey                    38,844,807      165,248
T.J. Dermot Dunphy                   38,808,238      201,817
Charles F. Farrell, Jr               38,830,630      179,425
David Freeman                        33,990,327    5,019,728
Alan H. Miller                       38,838,218      171,837
Robert L. San Soucie                 38,824,423      185,632


                                           Number of Votes

Approval of proposed                For            36,638,769
amendment of the certificate        Against         2,297,100
of incorporation                    Abstentions        74,186



Ratification of KPMG                For            38,907,594
Peat Marwick LLP as                 Against            32,274
independent auditors                Abstentions        70,187




                                    12

      Item 6.     Exhibits and Reports on Form 8-K.

         (a)      Exhibits

      Exhibit Number                 Description

      3.1 Amendment to the Corporation's Certificate of Incorporation effective May 16,1997.

      3.2 Unofficial Composite Certificate of Incorporation of the Corporation as currently in effect.

      27        Financial Data Schedule.


         (b)    Reports on Form 8-K

                The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                             13

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




Date:  August 8, 1997              By s/Horst Tebbe
                                      Horst Tebbe
                                      Vice President - Finance &
                                      Chief Financial Officer
                                     (Authorized Executive Officer
                                      and Principal Financial
                                      Officer)




                             14