Form 10-Q
period 1997-09-30
SEALED AIR CORP
filed 1997-11-14
CIK 88204

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                            __________________

                                FORM 10-Q

    (Mark One)
      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO_____


There were 42,624,246 shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 1997.


                                   PART I
                           FINANCIAL INFORMATION

                   SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings
   For the Three Months and Nine Months Ended September 30, 1997 and 1996
                (In thousands of dollars except per share data)
                                  (Unaudited)

                                      For the                 For the
                                 Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                   1997      1996          1997      1996

Net sales                        $206,303   $196,532    $620,769  $575,578

Cost of sales                     128,108    123,406     387,364   361,050

Gross profit                       78,195     73,126     233,405   214,528

Marketing, administrative
  and development expenses         42,507     40,929     127,417   119,921

Operating profit                   35,688     32,197     105,988    94,607

Other income (expense):
  Interest income                     611        334         965       964
  Interest expense                 (1,525)    (3,314)     (5,683)  (10,653)
  Other, net                          535       (879)      1,881    (1,269)
Other income (expense), net          (379)    (3,859)     (2,837)  (10,958)

Earnings before income taxes       35,309     28,338     103,151    83,649

Income taxes                       13,912     11,197      40,642    33,045

Net earnings                     $ 21,397   $ 17,141    $ 62,509  $ 50,604

Net earnings per common share    $   0.50   $   0.40    $   1.47  $   1.19

Weighted average number of
  shares outstanding (000)         42,624     42,473      42,609    42,445



See accompanying notes to consolidated financial statements.

                                   2


                           SEALED AIR CORPORATION
                        Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996
                (In thousands of dollars except share data)
                               (Unaudited)


                                              September 30,       December 31,
                                                  1997                1996

ASSETS

Current assets:

  Cash and cash equivalents                     $ 25,437          $  2,985

  Accounts receivable, less allowance
   for doubtful accounts of $6,233 in
   1997 and $5,623 in 1996                       127,801           124,204

  Other receivables                                6,132             8,258

  Inventories                                     62,217            57,231

  Prepaid expenses                                 2,644             1,095

  Deferred taxes                                  12,786            13,193

      Total current assets                       237,017           206,966

  Property and equipment:
    Land and buildings                            82,005            81,629
    Machinery and equipment                      201,243           199,275
    Leasehold improvements                         7,807             8,409
    Furniture and fixtures                        11,137            12,029
    Construction in progress                       7,794             6,139
                                                 309,986           307,481
  Less accumulated depreciation and
     amortization                                143,025           132,919
        Property and equipment, net              166,961           174,562

  Patents, patent applications and rights,
   less accumulated amortization of
   $16,270 in 1997 and $15,139 in 1996            11,155            11,998

  Excess of cost over fair value of net assets
   acquired, less accumulated amortization
   of $17,506 in 1997 and $12,966 in 1996         41,003            47,840

  Other assets                                    27,092            25,753

                                                $483,228          $467,119

See accompanying notes to consolidated financial statements.

                                    3


                           SEALED AIR CORPORATION
                        Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996 (Continued)
                (In thousands of dollars except share data)
                               (Unaudited)

                                                September 30,     December 31,
                                                    1997              1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable and current
    installments of long-term debt                 $ 24,599          $ 15,565

  Accounts payable                                   47,295            46,934

  Other accrued liabilities                          70,872            69,849

  Income taxes payable                               10,147            15,708

    Total current liabilities                       152,913           148,056

  Long-term debt, less current
    installments                                     48,718            99,900

  Deferred income taxes                              21,477            19,863

  Other non-current liabilities                      12,494            12,651

    Total liabilities                               235,602           280,470

  Shareholders' equity:
   Preferred stock, no par value.  Authorized
     1,000,000 shares, none issued in 1997 and 1996       -                 -
   Common stock, $.01 par value.  Authorized
     125,000,000 shares in 1997 and 60,000,000
     shares in 1996, issued 42,782,104 shares in
     1997 and 42,747,704 shares in 1996                 428               427
   Additional paid-in capital                       172,120           167,801
   Retained earnings                                 78,530            16,021
   Accumulated translation adjustment                   740             8,615
                                                    251,818           192,864
   Less deferred compensation and cost ($158
    in 1997 and $227 in 1996) of 157,858 shares
    in 1997 and 226,758 shares in 1996 of common
    stock held as treasury stock                      4,192             6,215

     Shareholders' equity                           247,626           186,649
                                                   $483,228          $467,119

See accompanying notes to consolidated financial statements.


                                  4


                   SEALED AIR CORPORATION AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                         (In thousands of dollars)
                                 (Unaudited)


                                                         1997          1996

Cash Flows From Operating Activities:
  Net earnings                                        $ 62,509      $ 50,604
  Adjustments to net earnings to reconcile to net
  cash provided by operating activities:
     Depreciation and amortization                      33,658        29,427
     Deferred credits - income taxes and other           1,495        (3,400)
     Net losses on disposals of fixed assets               103            47
     Other, net                                         (5,506)       (3,363)
     Cash provided (used) by changes in:
       Receivables                                      (8,177)       (7,375)
       Inventories                                      (7,253)         (668)
       Prepaid expenses                                 (1,739)         (443)
       Accounts payable                                  2,193           (41)
       Other accrued liabilities                         8,200        12,388
       Income taxes payable                             (5,398)       (3,014)

  Net cash provided by operating activities             80,085        74,162

Cash Flows From Investing Activities:

   Capital expenditures for property and equipment     (17,089)      (11,816)
   Proceeds from sales of property and equipment           204         1,009
   Net cash utilized in purchase of subsidiaries        (2,744)      (30,032)

   Net cash used in investing activities               (19,629)      (40,839)

Cash Flows From Financing Activities:

   Proceeds from long-term debt                         12,238        99,086
   Payments of long-term debt                          (52,206)     (132,080)
   Net proceeds on notes payable                         5,617           271

   Net cash used by financing activities               (34,351)      (32,723)

Effect of exchange rate changes on cash and cash
   equivalents                                          (3,653)         (791)
Cash and Cash Equivalents:
   Increase (decrease) during the period                22,452          (191)
   Balance, beginning of period                          2,985         7,661
   Balance, end of period                             $ 25,437      $  7,470

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
      Interest                                        $  5,307      $ 10,737
      Income taxes                                    $ 47,928      $ 35,981



See accompanying notes to consolidated financial statements.

                                    5

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1997 and 1996
(Unaudited)

(1)  Principles of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been made.

Where appropriate, financial statement amounts for prior periods have been reclassified to conform with their 1997 presentation.

(2)  Income Taxes

An explanation of the differences between the effective income tax rate and statutory U.S. federal income tax rate expressed as a percentage of earnings before income taxes for the nine months ended September 30, 1997 and 1996 follows:


                                                    1997       1996

   Statutory U.S. federal income tax rate           35.0%      35.0%

   Provision for foreign withholding taxes and
    additional U.S. taxes on the accumulated
    earnings of foreign subsidiaries                 0.3        1.0

   Tax effect of U.S. expenses not subject to
    tax benefit                                      0.5        0.2


   State income taxes, net of U.S. federal
    income tax benefit                               4.2        4.2

   Taxes on foreign earnings at other than the
    statutory U.S. federal income tax rate           0.0       (0.2)

   Other miscellaneous items                        (0.6)      (0.7)

   Effective income tax rate                        39.4%      39.5%


(3) Earnings Per Share

Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the year, including shares issued for contingent stock awards and non-cash compensation.

                                   6


SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1997 and 1996
(Unaudited)

(3) Earnings Per Share (continued)

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. Such statement is not expected to have a significant impact on the Company's consolidated financial statements.

(4) Merger of Packaging Business of W.R. Grace & Co.

On August 14, 1997, the Company and W.R. Grace & Co. announced they had entered into a definitive agreement to combine Grace's packaging business with the Company to create a new publicly owned company, to be called Sealed Air Corporation. The transaction, which is expected to be completed in early 1998, is intended to be a tax-free transaction that will be accounted for under the reverse purchase method of accounting. The definitive agreement is subject to customary conditions, including approval of both companies' shareholders and certain regulatory approvals. The Company anticipates that most of the costs to complete this transaction will be incurred in the fourth quarter of 1997 and in 1998.

                                    7

Management's Discussion and Analysis
Results Of Operations and Financial Condition

Results of Operations

Net sales increased 5% in the third quarter and 8% in the first nine months of 1997 compared to the third quarter and first nine months of 1996. The increase in net sales was due primarily to increased unit volume in the Company's major classes of products in the 1997 periods and, in the nine month period, the added net sales of businesses acquired during 1996. Foreign currency translation had a negative effect on the increase in net sales in all major classes of products in the 1997 periods. Excluding the negative effect of foreign currency translation, the increase in net sales would have been 9% and 10% compared with the third quarter and first nine months of 1996, respectively.


Net sales from domestic operations increased 7% in the third quarter and first nine months of 1997 compared to the 1996 periods primarily due to increased unit volume.

Net sales from foreign operations increased 2% in the third quarter and 10% in the first nine months of 1997 compared to the 1996 periods. These increases in net sales were due primarily to increased unit volume, partially offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, the increase in net sales from foreign operations would have been 12% and 16% compared with the third quarter and first nine months of 1996, respectively. The increase in net sales from foreign operations in the first nine months also reflected the added net sales of businesses acquired during 1996.

                                   8

Management's Discussion and Analysis
Results Of Operations and Financial Condition

Net sales of engineered products, primarily Instapak (R) products and specialty polyethylene foams, increased 7% in the third quarter and 8% in the first nine months of 1997 primarily due to increased unit volume.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 5% in the third quarter and 10% in the first nine months of 1997 primarily due to increased unit volume. The increase in the first nine months of 1997 also reflected the added net sales of businesses acquired during 1996.

Net sales of food packaging products increased 1% in the third quarter but decreased 1% in the first nine months compared with the 1996 periods. In the third quarter of 1997, the increase primarily reflected changes in product mix. For the first nine months of 1997, the transfer of certain food packaging products during 1996 to a small unconsolidated joint venture in Australia more than offset increases in unit volume of certain products.

Net sales of other products increased 8% in the first nine months of 1997, primarily due to the added net sales of businesses acquired during 1996 and increased unit volume. Net sales of other products decreased 4% in the third quarter of 1997 primarily due to lower sales of certain non-packaging products compared to the third quarter of 1996.

Cost of sales increased 4% in the third quarter and 7% in the first nine months of 1997 primarily reflecting the Company's higher level of net sales partially offset by the effect of certain lower raw material costs.

                                 9

Management's Discussion and Analysis
Results Of Operations and Financial Condition

As a result, cost of sales as a percent of net sales decreased modestly compared to the respective 1996 periods.

Marketing, administrative and development expenses increased 4% in the third quarter and 6% in the first nine months of 1997 primarily reflecting the Company's higher level of net sales. As a percent of net sales, marketing, administrative and development expenses decreased modestly compared to the 1996 periods.

Operating profit increased 11% in the third quarter and 12% in the first nine months of 1997 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses discussed above.

Interest expense, which is the principal component of other income (expense), net, decreased to $1,525,000 in the third quarter and to $5,683,000 in the first nine months of 1997 compared to $3,314,000 and $10,653,000 in the third quarter and first nine months of 1996, respectively, primarily reflecting the decrease in the Company's average outstanding indebtedness.

The Company's effective income tax rate was 39.4% in the third quarter and first nine months of 1997 and 39.5% in the 1996 periods.

Net earnings increased 25% to $21,397,000, or $0.50 per share, in the third quarter and 24% to $62,509,000, or $1.47 per share, in the first nine months of 1997 compared with net earnings of $17,141,000, or $0.40 per share, and $50,604,000, or $1.19 per share, in the third quarter and first nine months of 1996 primarily reflecting the Company's higher

                                   10

Management's Discussion and Analysis
Results Of Operations and Financial Condition

level of operating profit and lower interest expense.

On August 14, 1997, the Company and W.R. Grace & Co. announced they had entered into a definitive agreement to combine Grace's packaging business with the Company to create a new publicly owned company, to be called Sealed Air Corporation. The transaction is expected to be completed in early 1998. The Company anticipates that most of the costs to complete this transaction will be incurred in the fourth quarter of 1997 and in 1998.

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

Net cash provided by operating activities amounted to $80,085,000 in the first nine months of 1997 compared with $74,162,000 for the 1996 period. In each period, changes in operating assets and liabilities partially offset the Company's increased net earnings and higher levels of depreciation and amortization. The changes in operating assets and liabilities were primarily due to the timing of cash receipts and payments and the Company's higher level of operations. The strengthening of the U.S. dollar had a negative effect on cash and cash equivalents in the third quarter of 1997.

                                  11

Management's Discussion and Analysis
Results Of Operations and Financial Condition

Net cash used in investing activities amounted to $19,629,000 and $40,839,000 for the first nine months of 1997 and 1996, respectively. Cash used for capital expenditures amounted to $17,089,000 in the first nine months of 1997 compared with $11,816,000 in the 1996 period primarily due to the timing of capital expenditures. The higher level of net cash used in investing activities in the 1996 period primarily reflects the higher amount of cash used for acquisitions made in such period.

Net cash used in financing activities amounted to $34,351,000 in the first nine months of 1997 compared with $32,723,000 in the first nine months of 1996. Net repayments of long-term debt in the 1997 and 1996 periods more than offset borrowings incurred in such periods.

At September 30, 1997, the Company's working capital amounted to $84,104,000, or 17% of total assets, compared with $58,910,000, or 13%
of total assets, at December 31, 1996. This increase in working capital was due primarily to an increase in cash and a decrease in income taxes payable, partially offset by an increase in notes payable and current installments of long-term debt. Cash increased primarily due to operating cash flows which exceeded cash used for investing and financing activities during the 1997 period. Income taxes payable decreased primarily due to the timing of payments. Notes payable and current installments of long-term debt increased due primarily for the reasons discussed below.

The Company's ratio of current assets to current liabilities (current ratio) was 1.6 at September 30, 1997 and 1.4 at December 31, 1996. The Company's

                                  12

Management's Discussion and Analysis
Results Of Operations and Financial Condition

ratio of current assets less inventory to current liabilities (quick ratio) was 1.1 at September 30, 1997 and 1.0 at December 31, 1996.

The Company's outstanding debt consists primarily of various foreign loans and borrowings under lines of credit. Long-term debt, less current installments, decreased to $48,718,000 at September 30, 1997 from $99,900,000 at December 31, 1996 reflecting the net repayment of long-term indebtedness. Notes payable and current installments of long-term debt increased to $24,599,000 at September 30, 1997 from $15,565,000 at December 31, 1996 primarily due to the timing of scheduled debt maturities and working capital borrowings. At September 30, 1997, the Company's available lines of credit amounted to approximately $261,852,000 of which approximately $233,712,000 were unused. Such lines of credit, which include an unsecured $200 million revolving credit facility with Bankers Trust Company, as agent for a syndicate of banks (the "BT Credit Agreement"), permit the Company and certain of its subsidiaries to borrow for working capital and other corporate purposes.

The BT Credit Agreement provides for changes in borrowing margins based on financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders, as well as financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of September 30, 1997.
                                    13

Management's Discussion and Analysis
Results Of Operations and Financial Condition

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

The Company's shareholders' equity increased to $247,626,000 at
September 30, 1997 from $186,649,000 at December 31, 1996 primarily as a result of the Company's net earnings for the first nine months of 1997, partially offset by the net change in the accumulated translation adjustment balance due to the effect of foreign currency translation in the first nine months of 1997.
                                 14

                                    PART II
                               OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.


    (a)       Exhibits

Exhibit Number                        Description


2.1 Agreement and Plan of Merger dated as of August 14,1997 (the "Merger Agreement") by and among W.R. Grace & Co., Packco Acquisition Corp. and the Corporation. [Exhibit 2.1 to the Corporation's Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

2.2           Form of Distribution Agreement (the "Distribution
              Agreement") by and among Grace, W.R. Grace & Co.-Conn. ("Grace-Conn."), and Grace Specialty Chemicals, Inc. ("Grace Chemicals").[Exhibit 2.2 to the Corporations' Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

4.1 Term Sheet for Senior Convertible Preferred Stock of New Sealed Air (referred to therein as "Newco") (Exhibit E to the Merger Agreement). [Exhibit 4.1 to the Corporation's Current Report on Form 8-K/A, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

4.2 Amendment No.1 dated August 14, 1997 to the Amended and Restated Credit Agreement among the Corporation, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions, dated as of June 8, 1994 and amended and restated as of August 22, 1996.

10.1 Form of Employee Benefits Allocation Agreement by and among Grace, Grace-Conn. and Grace Chemicals. [Exhibit 10.1 to the Corporation's Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

10.2          Form of Tax Sharing Agreement by and among Grace, Grace-Conn.
              and the Corporation (Exhibit B to the Distribution Agreement). [Exhibit 10.2 to the Corporation's Current Report on
              Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

                                    15

10.3          Contingent Stock Plan of the Company, as amended.

10.4          Restricted Stock Plan for Non-Employee Directors of the
              Company, as amended.

27            Financial Data Schedule.


    (b)       Reports on Form 8-K

On August 18, 1997, the Company filed a Current Report on Form 8-K, Date of Report August 14, 1997, as amended by a Current Report on Form 8-K/A filed on August 21, 1997, which reported under Item 5 that on August 14, 1997 the Corporation had entered into an Agreement and Plan of Merger with W.R. Grace & Co., a Delaware corporation, ("Grace") and Packco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Grace. No financial statements were filed with the Report.

                                    16

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SEALED AIR CORPORATION



Date:   November 14, 1997                 By s/Jeffrey S. Warren
                                             Jeffrey S. Warren
                                             Controller
                                            (Authorized Executive
                                             Officer and Chief
                                             Accounting Officer)




                              17