Form 10-K405
period 1997-12-31
SEALED AIR CORP
filed 1998-03-27
CIK 88204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-K
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997 OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 17, 1998 was approximately
$2,725,000,000.

     The number of outstanding shares of the registrant's Common Stock as of March 17, 1998 was 42,624,246.



                   DOCUMENTS INCORPORATED BY REFERENCE:     None




                                  PART I

Item 1.   Business

          Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged primarily in a single line of business: the manufacture and sale of protective and specialty packaging products to a diverse group of customers throughout the world.

          The Company's operations are conducted primarily in the United States, Europe, the Asia/Pacific region, Canada and Latin America, and its products are distributed in these areas as well as in other parts of the world. Information by geographic area, including net sales, operating profit and identifiable assets, for each of the three years in the period ended December 31, 1997 appears in Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which Note is incorporated herein by reference.

Significant Developments

          On August 14, 1997, the Company entered into an Agreement and
Plan of Merger among the Company, W. R. Grace & Co., a Delaware corporation ("Grace") and a wholly owned subsidiary of Grace pursuant to which the worldwide packaging business of Grace will be combined with the Company. As part of the transaction, the Company will be renamed "Sealed Air Corporation
(US)" and will become a wholly owned subsidiary of Grace, which will be renamed "Sealed Air Corporation." The stockholders of the Company and Grace approved the transaction on March 23 and March 20, 1998, respectively. Subject to certain customary conditions, the closing of the transaction is expected to occur on or about March 31, 1998.

          The transaction is described in a Joint Proxy Statement/Prospectus dated February 13, 1998 for the Special Meeting of Stockholders of the Company held on March 23, 1998. The Joint Proxy Statement/Prospectus was mailed to the stockholders of the Company on February 17, 1998. Except as specifically noted, the information in this Annual Report on Form 10-K does not give effect to any changes in the Company's business that may occur as a result of the transaction with Grace.

Products

          The Company's principal protective packaging products are its engineered products and its surface protection and other cushioning products. Certain of these products are also produced for non-packaging applications. The Company's principal specialty packaging products are its food packaging products. The Company also manufactures and sells certain other products discussed below. The net sales contributed by each class of product for each of the five years in the period ended December 31, 1997 appear in the table under the caption "Selected Financial Data" in Item 6 of this Annual Report on Form 10-K, which data is incorporated herein by reference.


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

          The Company produces a number of dispensing equipment models for low, medium and high volume use. The Company's SpeedyPacker(TM) foam-in-bag system and its High-Speed Instapacker(TM) foam-in-bag system produce ready-to-use foam cushions consisting of polyolefin film bags filled with Instapak(R) foam. Hand-held equipment models range from low-volume single station systems to microprocessor-controlled multiple station systems. Generally, customers may either buy or lease equipment from the Company.

          Customers are also able to produce pre-formed Instapak(R) foam cushions for use in packaging a wide range of products. The Company offers assistance to its customers in producing or in preparing the molds used to produce such pre-formed cushions. The Company offers Instamolder(TM) semi-automated cushion molding equipment that produces molded Instapak(R) cushions using its foam-in-bag systems.

          Specialty Polyethylene Foams

          The Company manufactures and sells extruded plank and laminated foams for packaging and non-packaging applications. Extruded plank foam, sold under various trademarks including CelluPlank(TM), is offered in varying densities and thicknesses up to three inches. Laminated foams, which are sold under various trademarks including Stratocell(TM) and Stratocell(TM) Plus in the United States and Europe, are produced in various densities and laminated into thicknesses ranging up to six inches. These foams can be produced in various colors and are available in anti-static and fire retardant forms.

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

          The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers. AirCap(R) cushioning is used primarily to protect a wide variety of lightweight and medium-weight delicate items, such as instruments, electronic components and glassware, that have no limitation on their shipping and shelf-life cycles. PolyCap(R) cushioning is used primarily for a wide variety of lightweight products that have a relatively short shipping and shelf-life cycle. The Company also markets anti-static forms of its air cellular cushioning materials. The Company's air cellular materials are manufactured and sold primarily in North America, Europe and Australasia.

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

          Thin Polyethylene Foams

          In addition to the specialty polyethylene foams described above, the Company manufactures thin polyethylene foams in roll and sheet form, in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company also sells thin polyethylene foam that has anti-static properties and foam laminate products in which the foam is laminated to paper, polyethylene film or other substrates for specialized applications. Such products are marketed primarily in North America, Europe and Australasia.

          Low-density thin polyethylene foam manufactured by the Company is marketed under the trademark Cell-Aire(R) and is used primarily for surface protection and light-duty cushioning. Medium-density thin polyethylene foam is marketed under the trademark Cellu Cushion(R) as a cushioning material to protect products from damage through shock or vibration during shipment. The Company's Quicksilver(TM) cohesive polyethylene film and foam laminates and its Cellu-Mask(TM) adhesive foam laminates are used for masking and other surface protection applications. The Company's Dolphin Pad(TM) film and foam laminate wrap is used in the moving and storage industry. The Company also manufactures special density polyethylene foams for a variety of packaging and non-packaging applications.

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

          The Company also manufactures conventional padding, sold as individual pads and in roll stock form for use by converters and processors to prepad trays. This padding consists of layers of bleached creped tissue with one or two outer layers of polyethylene film. During 1997, the Company began manufacturing padding containing super-absorbents for sale primarily in Australia and New Zealand. The Company also sells supermarket display case liners, which are similar in construction to conventional padding, under the trademark Cellu Liner(TM).

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

          The Company produces proprietary flexible films, bags and pouches in permeable and barrier varieties. The Company's permeable shrink bags are designed primarily for frozen or dried foods. The oxygen permeability and water vapor barrier properties of the film allow for the retention of fresh product color and appearance to enhance product presentation. The Company's barrier films, bags and pouches provide a high barrier to oxygen and water, allowing extended storage for fresh chilled or processed products by preserving the texture, taste and moisture balance of the chilled or processed product. Both permeable shrink bags and barrier films, bags and pouches are produced in various grades to meet customer requirements.

          The Company markets permeable shrink bags under the Shrinkvac(R) and other trademarks. Barrier vacuum skin packaging films are marketed under the Intact(R) trademark. The Company also offers Tuf-flex(TM) barrier pouches with high puncture resistance.

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

          During 1997, 1996 and 1995, foreign net sales represented approximately 39%, 39% and 38%, respectively, of the Company's total net sales, while operating profit from foreign operations represented approximately 24%, 27% and 30%, respectively, of the Company's total operating profit. For a discussion of the factors affecting these changes in foreign net sales and operating profit, see Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 of this Annual Report on Form 10-K. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations.

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

          The Company has no material long-term contracts for the distribution of its packaging products. In 1997, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

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

Product Development

          The Company incurred expenses of $15,781,000 related to Company-sponsored research and development in 1997 compared with $15,449,000 during 1996 and $14,597,000 during 1995. The Company maintains a continuing effort to develop new products based on its existing product lines as well as new packaging and non-packaging applications for its products. The Company also maintains ongoing efforts to add or increase recycled or reprocessed content in certain of its product lines.

Patents and Licenses

          The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes and equipment. While some of these patents and licenses, as well as certain trademarks which the Company owns, offer some protection and competitive advantage for the Company's products and their manufacture, the Company does not consider that the expiration or unenforceability of any of such patents, applications or licenses would be material to the Company's business or financial position, since the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its research and product technology.

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

          In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content, sale and disposal of packaging materials. In addition, customer demand for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste continues to evolve. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains active programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand.
The Company believes that its protective packaging materials offer superior packaging protection, enabling customers to achieve lower package cube and weight using the Company's protective packaging materials than with many alternative packaging methods, thereby reducing the disposal of damaged products as well as the generation of packaging waste. Because the Company offers both plastic-based and paper-based protective packaging materials, customers can select the protective packaging materials that they consider to best meet their performance and cost needs and environmental preferences. A number of the Company's product lines incorporate recycled or reprocessed content, and the Company maintains ongoing efforts to add or increase recycled or reprocessed content in many of its product lines.

          The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for certain of the Company's products or product packaging and for materials used in certain of the Company's products, including programs aimed at recovering and recycling polyethylene materials from customers in the United States, an Instapak(R) foam return program with return sites worldwide, collection programs for packaging materials in Europe, and local newspaper collection programs to obtain materials used to produce Jiffy(TM) padded mailers and certain other products. Whenever possible, materials collected through these collection programs are reprocessed and either reused in the Company's operations or offered to other manufacturers for use in other products. Certain of the Company's protective packaging products can be reused and, as an alternative to recycling or disposal in solid waste landfills, are suitable fuel sources for waste-to-energy conversion facilities.

Employees

          At December 31, 1997, the Company had approximately 4,400 employees worldwide, with approximately 600 employees covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Item 2.   Properties

          The Company has manufacturing facilities at twenty-six locations in the United States, five other locations in North America, including three facilities in Canada and two in Mexico, twenty locations in Europe, including facilities in England, France, Germany, Italy, the Netherlands, Norway, Spain and Sweden, and nine locations in the Asia/Pacific region, including two facilities in Australia, two facilities in New Zealand and facilities in Hong Kong, Malaysia, Singapore, Taiwan and Thailand. The Company occupies other facilities containing fabricating or converting operations or sales, distribution, technical, warehouse or administrative offices at several locations in the United States, in Brazil, Belgium, Finland, China, India, Japan, Korea and Poland and in a number of the other countries in which the Company manufactures its products.

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

          The Company owns thirty-three of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are usually located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained. The Company believes that its manufacturing facilities are well maintained, suitable for their purposes, and adequate for the Company's needs.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

Executive Officers of the Registrant

          The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 1998, the year in which he or she first was elected to the position currently held, and the year in which he or she first was elected an officer of the Company.

          All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years. There are no family relationships among any of the Company's officers or directors.

   Name and          Age as of         First Elected to        First Elected
Current Position    March 15, 1998     Current Position         an Officer

T. J. Dermot Dunphy      65               1971                     1971
Chairman of the Board,
Chief Executive Officer
and Director

William V. Hickey        53               1996                     1980
President and Chief
Operating Officer

Bruce A. Cruikshank      55               1996                     1990
Senior Vice President

Robert A. Pesci          52               1997                     1990
Senior Vice President

Jonathan B. Baker        45               1994                     1994
Vice President

James A. Bixby           54               1990                     1990
Vice President

Mary A. Coventry         44               1994                     1994
Vice President

Jean-Luc Debry           52               1992                     1992
Vice President

Paul B. Hogan            58               1995                     1995
Vice President

James P. Mix             46               1994                     1994
Vice President

Abraham N. Reichental    41               1994                     1994
Vice President

Horst Tebbe              57               1997                     1986
Vice President-Finance
and Chief Financial
Officer

Jeffrey S. Warren        44               1996                     1996
Controller

H. Katherine White       52               1996                     1996
Secretary


                                  PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters

          The Company's Common Stock is listed on the New York Stock Exchange (trading symbol: SEE). The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter during the two-year period ended December 31, 1997.

1996             High        Low          1997             High       Low

First Quarter    $35-1/4     $26          First Quarter    $48        $39-3/4
Second Quarter   $38-1/4     $32-3/8      Second Quarter   $49-5/8    $41-1/4
Third Quarter    $39         $30-1/8      Third Quarter    $55-3/8    $45-15/16
Fourth Quarter   $44-1/8     $37          Fourth Quarter   $63        $49-3/4

          The Company is currently subject to certain covenants in loan documents that limit the payment of cash dividends. No dividends were paid in 1997 or 1996. As of March 13, 1998, there were approximately 1,329 holders of record of the Company's Common Stock.

Item 6.   Selected Financial Data

          See Index to Financial Supplement on page F-1.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          See Index to Financial Supplement on page F-1.

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          See Index to Financial Supplement on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The following table sets forth the business experience for the last five years and other information about the directors of the Company.

                                                                Director
      Name                      Business Experience               Since    Age

John K. Castle       Chairman and Chief Executive Officer          1971     57
                     of Castle Harlan, Inc., a merchant banking firm, and of Branford Castle, Inc., a holding company. Director of Commemorative
                     Brands, Inc., Morton's Restaurant Group,
                     Inc., Statia Terminals International, N.V.
                     and Universal Compression, Inc.

Lawrence R. Codey    President and Chief Operating Officer        1993      53
                     of Public Service Electric and Gas
                     Company, a public utility.  Director of
                     Public Service Enterprise Group Incorporated,
                     The Trust Company of New Jersey and United
                     Water Resources Inc.

T. J. Dermot Dunphy  Chairman of the Board and Chief Executive    1969      65
                     Officer of the Company.  Director of Public
                     Service Enterprise Group Incorporated,
                     Summit Bancorp and Summit Bank.

Charles F. Farrell,  President of Crystal Creek Partners,         1971      67
  Jr.                an investment management and business
                     consulting firm.

David Freeman        Chairman and Chief Executive Officer of      1993      53
                     Loctite Corporation, a manufacturer of
                     adhesives and sealants. He has held senior management positions with Loctite Corporation for more than five years.

Alan H. Miller       Private investor.  Until his retirement in   1984      64
                     December 1994, President and Chief Executive
                     Officer of Laird, Inc., a manufacturer of specialty folding cartons and special commercial printing and a distributor of rigid plastics. Director of The Laird
                     Group PLC.

Robert L. San Soucie  President and Chief Executive Officer       1971      70
                      of The Math Learning Center, a non-profit educational organization, since September
                      1997.  Previously Managing Director and
                      President of MRV Financial Associates,
                      a financial and management consulting firm.

Item 11.  Executive Compensation

Directors' Compensation

          Each member of the Board of Directors who is neither an officer nor an employee of the Company (each a "Non-Employee Director") receives an annual retainer fee for serving as a director. The Restricted Stock Plan for Non-Employee Directors (the "Directors Stock Plan") provides for the payment of such retainer in the form of an annual grant of 1,200 shares of the Company's Common Stock to each eligible director who is elected at each annual meeting of stockholders. During 1997, each director other than Mr. Dunphy received a retainer grant of 1,200 shares of Common Stock at a price of $1.00 per share following his election at the 1997 Annual Meeting of Stockholders.

          Shares of Common Stock issued under the Directors Stock Plan may not be sold, transferred or encumbered while the director serves on the Board of Directors, except that Non-Employee Directors may transfer shares issued under the Directors Stock Plan to certain family members or to trusts or other forms of indirect ownership so long as the Non-Employee Director would be deemed a beneficial owner of the shares with a direct or indirect pecuniary interest in the shares and would retain voting and investment control over the shares while the Non-Employee Director remains a director of the Company. During this period, the director is entitled to receive any dividends or other distributions in respect of shares of Common Stock and has voting rights in respect of such shares. The restrictions on the disposition of shares issued pursuant to the Directors Stock Plan terminate upon the occurrence of any of certain events related to change of control of the Company that are specified in the Directors Stock Plan. In August 1997, the provision of the Directors Stock Plan related to change in control was amended so that the restrictions on disposition of shares previously issued under the Plan will remain in place following the upcoming combination of the Grace packaging business with the Company so long as the director continues to serve as a director of the new Sealed Air Corporation.

          In addition, each member of the Audit Committee and of the Organization and Compensation Committee receives a retainer fee of $2,000 per year for serving as a member of such committee. The chairman of each such committee receives an additional retainer fee of $2,000 per year for serving as such. Each Non-Employee Director also receives a fee of $1,000 for each Board or committee meeting attended. These fees are paid in cash in quarterly installments. All directors are reimbursed for expenses incurred in attending Board or committee meetings.

Executive Compensation

                        Summary Compensation Table

                                    Annual            Long-Term
                                Compensation(1)      Compensation
                                                      Contingent
Name and Principal                                      Stock      All Other
    Position            Year   Salary     Bonus       Awards(2) Compensation(3)

T. J. Dermot Dunphy     1997   $363,600   $390,000    $2,733,750      $29,000
  Chairman of the Board 1996    363,600    390,000        -0-          29,000
  and Chief Executive   1995    363,600    340,000     1,590,000       29,000
  Officer

William V. Hickey       1997   $253,600   $225,000    $1,366,875      $22,600
  President and Chief   1996    226,100    200,000        -0-          22,600
  Operating Officer     1995    217,767    150,000       795,000       22,600

Elmer N. Funkhouser III 1997   $218,600   $120,000    $   -0-         $26,000
  Senior Vice           1996    217,433    120,000        -0-          26,000
  President (4)         1995    211,600     95,000        -0-          26,000

Bruce A. Cruikshank     1997   $175,000   $ 80,000    $   -0-         $22,400
  Senior Vice President 1996    167,100     65,000       396,000       22,400
                        1995    153,267     52,000        -0-          22,400

Robert A. Pesci         1997   $175,000   $ 75,000    $   -0-         $22,000
  Senior Vice President 1996    161,933     70,000        -0  -        22,000
                        1995    145,183     60,000       270,000       22,000
___________________

(1) Annual compensation is reported in this table before deducting amounts deferred pursuant to Section 401(k) of the Internal Revenue Code, as amended (the "Code"), under the Company's Thrift and Tax-Deferred Savings Plan (the "Thrift Plan") or other amounts excludible from income for tax purposes. Perquisites, other personal benefits, securities and property paid or accrued during each year not otherwise reported did not exceed for any named executive officer the lesser of $50,000 or 10% of the annual compensation reported in the Summary Compensation Table for that individual.

(2) Represents the fair market value on the date of an award made under the Company's Contingent Stock Plan after deducting the purchase price of the shares covered by such award. The total number of unvested shares held by each of the named executive officers as of December 31, 1997 is set forth in the following table, and the fair market values of such unvested shares as of such date are as follows: Mr. Dunphy - $8,645,000, Mr. Hickey - $4,847,375, Mr. Cruikshank - $741,000 and Mr. Pesci - $617,500. As of such date, such awards, all of which were granted with an original vesting period of three years, which has been extended in certain cases, vested as follows:

                                 1998           1999        2000

     T. J. Dermot Dunphy        80,000           -0-       60,000
     William V. Hickey          48,500           -0-       30,000
     Elmer N. Funkhouser II       -0-            -0-         -0-
     Bruce A. Cruikshank          -0-          12,000        -0-
     Robert A. Pesci              -0-          10,000        -0-

During the vesting period, pursuant to the terms of such Plan, recipients of awards are entitled to receive any dividends or other distributions with respect to the unvested shares they hold.

(3) Includes Company contributions to the Company's Profit-Sharing Plan, matching contributions under the Company's Thrift Plan, and premiums paid by the Company for supplemental universal life insurance policies owned by the named executive officers. For 1997, such amounts were as follows:

                               Profit-                              Insurance
                              Sharing Plan      Thrift Plan         Premiums

     T. J. Dermot Dunphy      $  15,000          $ 4,500            $ 9,500
     William V. Hickey           15,000            4,500              3,100
     Elmer N. Funkhouser III     15,000            4,500              6,500
     Bruce A. Cruikshank         15,000            4,500              2,900
     Robert A. Pesci             15,000            4,500              2,500

The Company's Profit-Sharing Plan and its Thrift Plan are broad-based defined contribution plans. Contributions to the Profit-Sharing Plan are made only by the Company. Further information about the Profit-Sharing Plan is discussed in note 5 to the table in Item 12.

(4)  Mr. Funkhouser retired at the end of 1997.

Compensation Committee Interlocks and Insider Participation

          The members of the Organization and Compensation Committee of the Company's Board of Directors are Mr. Miller (chairman), Mr. Castle and Mr. Freeman. None of the members of the Organization and Compensation Committee has been an officer or employee of the Company or any of its subsidiaries. Until the end of 1983, Mr. Miller was the President of Cellu-Products Company, a corporation that the Company acquired in October 1983.

          Mr. Codey is the President and Chief Operating Officer of Public Service Electric and Gas Company. Mr. Dunphy is a member of the Organization and Compensation Committee of the Board of Directors of Public Service Enterprise Group Incorporated, the parent company of Public Service Electric and Gas Company. Such committee administers the compensation program for executive officers of Public Service Electric and Gas Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number and percentage of outstanding shares of the Company's common stock beneficially owned, directly or indirectly, as of March 17, 1998 by: (i) each person known to the Company to be the beneficial owner of more than five percent of the then outstanding shares of the Company's common stock, (ii) each director of the Company and each executive officer of the Company named in the Summary Compensation Table in Item 11 of this Annual Report on Form 10-K who continues to serve as an executive officer, and (iii) all directors and executive officers of the Company as a group. Except as indicated below, none of the directors or executive officers listed below beneficially owns more than 1% of the outstanding shares of the Company's common stock.

                                               Shares of            % of
                                                Common            Outstand-
                                                 Stock               ing
                                             Beneficially           Common
           Beneficial Owner                      Owned              Stock

The Equitable Companies Incorporated (1)       4,465,278             10.5
 1290 Avenue of the Americas
 New York, New York 10104

Janus Capital Corporation (2)                  3,852,848              9.0
 100 Fillmore Street, Suite 300
 Denver, Colorado 80206-4923

FMR Corp. (3)                                  4,690,000             11.0
 82 Devonshire Street
 Boston, Massachusetts 02109

Travelers Group Inc. (4)                       2,325,086              5.5
 388 Greenwich Street
 New York, New York 10013

John K. Castle                                    12,936              *

Lawrence R. Codey                                  5,800              *

Bruce A. Cruikshank                              183,120    (5)       *

T. J. Dermot Dunphy                            1,091,719    (5)       2.6
                                                            (6)

Charles F. Farrell, Jr.                           24,600    (6)       *

David Freeman                                      5,600              *

William V. Hickey                                286,905    (5)       *

Alan H. Miller                                   502,710    (6)       1.2

Robert A. Pesci                                   67,618    (5)       *

Robert L. San Soucie                              11,400    (6)       *

All directors and executive officers as a group
       (20 persons)                            2,679,494    (7)       6.3

*  Less than 1%.

(1) The ownership information set forth in the table is based in its entirety on material contained in Amendment No. 1 to Schedule 13G, dated February 10, 1998, filed with the Securities and Exchange Commission ("SEC") by The Equitable Companies Incorporated ("Equitable Companies"), AXA-UAP, which beneficially owns a majority interest in Equitable Companies, and Mutuelles AXA, which as a group beneficially own a majority interest in AXA-UAP. The Schedule 13G stated that the shares were acquired solely for investment purposes. The shares are owned by the following subsidiaries of Equitable Companies in the amounts indicated: The Equitable Life Assurance Society of the United States, 30,700; Alliance Capital Management L.P., 4,434,478; and Donaldson, Lufkin & Jenrette Securities Corporation, 100.

(2) The ownership information set forth in the table is based in its entirety on material contained in Amendment No. 2 to Schedule 13G, dated February 13, 1998, filed with the SEC by Janus Capital Corporation ("Janus"), which indicated that Janus beneficially owned such shares, with shared voting and dispositive power as to such shares. Such
    Schedule 13G states that Thomas H. Bailey may be deemed to control Janus Capital Corporation and to be a beneficial owner of such shares, which beneficial ownership Mr. Bailey disclaims.

(3) The ownership information set forth in the table is based in its entirety on material contained in Amendment No. 3 to Schedule 13G, dated February 14, 1998, filed with the SEC by FMR Corp. ("FMR"), which indicated that FMR had sole voting power as to 141,700 shares and sole dispositive power as to 4,690,000 shares. Such Schedule 13G indicates that Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR, beneficially owns 4,480,600 of such shares (as to which shares Edward C. Johnson 3d, chairman of FMR, and Fidelity Funds each have sole power of disposition). The power to vote these shares resides with the Board of Trustees of Fidelity Funds. Of the shares beneficially owned by FMR, Fidelity Management Trust Company, a wholly owned subsidiary of FMR, is the beneficial owner of 209,400 shares, of which Mr. Johnson and FMR have sole dispositive power over 209,400 shares and sole voting power over 141,700 shares. Such Schedule 13G states that members of the family of Mr. Johnson may be deemed to control FMR.

(4) The ownership information set forth in the table is based in its entirety on material contained in a Schedule 13G, dated February 6, 1998, filed with the SEC by Travelers Group Inc. ("Travelers"), and its wholly owned subsidiary Salomon Smith Barney Holdings Inc. ("SSB Holdings"). The Schedule 13G stated that Travelers has shared voting power and shared dispositive power as to 2,325,086 shares, of which 2,308,286 are held by SSB Holdings, and that Travelers and SSB Holdings each disclaimed beneficial ownership of such shares.

(5) This figure includes approximately 20,620, 67,369, 13,305, 24,218 and 221,118 shares of common stock held in the Company s Profit-Sharing Plan trust fund with respect to which Messrs. Cruikshank, Dunphy, Hickey, Pesci and the executive officers of the Company who participate in such Plan as a group, respectively, may, by virtue of their participation in such Plan, be deemed to be beneficial owners. The participants in such Plan include, in general, all full-time employees of the Company except employees who are covered by collective bargaining agreements that do not provide for their participation. As of March 17, 1998, approximately 2,162,344 shares of the Company common stock were held in the trust fund under such Plan, constituting approximately 5.1% of the outstanding shares of the Company's common stock. The Company has been advised that Bankers Trust Company, the trustee of such Plan, does not deem itself the beneficial owner of the shares of the Company common stock held as trustee of such Plan.

(6) The number of shares held by Mr. Dunphy includes 81,600 shares held by him as custodian for certain of his children and 29,250 shares held by a charitable foundation for which he shares voting and investment power. The number of shares held by Mr. Farrell includes 11,200 shares held in a revocable retirement trust of which he is the trustee and sole beneficiary. All but 1,200 of the shares held by Mr. Miller are held indirectly through a limited partnership for which he shares voting and investment power. Mr. San Soucie shares investment and voting power as to 3,120 of the shares beneficially owned by him with his wife.

(7) This figure includes, without duplication, all of the outstanding shares referred to in notes 5 and 6 above as well as 12,400 shares for which voting and investment power is shared by an executive officer of the Company and 3,580 shares held by or for family members of executive officers of the Company who are not named in the above table.

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

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K

 (a)  Documents filed as a part of this Annual Report on Form 10-K:

   (i)  Financial Statements and Financial Statement Schedule

   See Index to Consolidated Financial Statements and Schedule on page F-2 herein.

    (ii)  Exhibits

Exhibit Number                             Description

2.1 Agreement and Plan of Merger dated as of August 14, 1997 (the "Merger Agreement") by and among W. R. Grace & Co., Packco Acquisition Corp. and the Corporation. [Exhibit 2.1 to the Corporation's Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

2.2 Form of Distribution Agreement (the "Distribution Agreement") by and among Grace, W. R. Grace & Co.-Conn. ("Grace-Conn."), and Grace Specialty Chemicals, Inc. ("Grace Chemicals"). [Exhibit 2.2 to the Corporation's Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

3.1 Unofficial Composite Certificate of Incorporation of the Company as currently in effect. [Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-7834, is incorporated herein by reference.]

3.2 By-Laws of the Company as currently in effect. [Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-7834, is incorporated herein by reference.]

4.1 Amended and Restated Credit Agreement among the Company, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions, dated as of June 8, 1994 and amended and restated as of August 22, 1996. [Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-7834, is incorporated herein by reference.]

4.2 Term Sheet for Senior Convertible Preferred Stock of New Sealed Air (referred to therein as "Newco") (Exhibit E to the Merger Agreement). [Exhibit 4.1 to the Corporation's Current Report on Form 8-K/A, Date of Report August 14, 1997, File No. 1-7834, is incorporated by reference.]

4.3 Amendment No. 1 dated August 14, 1997 to the Amended and Restated Credit Agreement among the Corporation, certain of its subsidiaries, Bankers Trust Company, as agent, and various financial institutions, dated as of June 8, 1994 and amended and restated as of August 22,
       1996.   [Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q
       for the quarter ended September 30, 1997, File No. 1-7834, is incorporated herein by reference.]

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

10.3 Contingent Stock Plan of the Company, as amended. [Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-7834, is incorporated herein by reference.]*

10.4 Restricted Stock Plan for Non-Employee Directors of the Company, as amended. [Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-7834, is incorporated herein by reference.]*

21    Subsidiaries of the Company.

23    Consent of KPMG Peat Marwick LLP.

27    Financial Data Schedule

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

 (b)  Reports on Form 8-K:

 The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEALED AIR CORPORATION
                                 (Registrant)

Date:  March 27, 1998            By s/T. J. DERMOT DUNPHY
                                    T. J. Dermot Dunphy
                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Date

By  s/ T. J. DERMOT DUNPHY                   March 27, 1998
T. J. Dermot Dunphy
Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)

By  s/ HORST TEBBE                           March 27, 1998
Horst Tebbe
Vice President-Finance and Chief
Financial Officer
(Principal Financial Officer)

By s/ JEFFREY S. WARREN                      March 27, 1998
Jeffrey S. Warren
Controller
(Principal Accounting Officer)

By  s/ JOHN K. CASTLE                        March 27, 1998
John K. Castle
Director

By  s/ LAWRENCE R. CODEY                     March 27, 1998
Lawrence R. Codey
Director

By  s/ CHARLES F. FARRELL, JR.               March 27, 1998
Charles F. Farrell, Jr.
Director

By  s/ DAVID FREEMAN                         March 27, 1998
David Freeman
Director

By  s/ ALAN H. MILLER                        March 27, 1998
Alan H. Miller
Director

By  s/ R. L. SAN SOUCIE                      March 27, 1998
R. L. San Soucie
Director

                          FINANCIAL SUPPLEMENT


                         SEALED AIR CORPORATION
                        ANNUAL REPORT ON FORM 10-K
                   FOR THE YEAR ENDED DECEMBER 31, 1997
































<\PAGE>

                      FINANCIAL SUPPLEMENT
                               to
      Annual Report on Form 10-K for the Year Ended December 31, 1997
              SEALED AIR CORPORATION AND SUBSIDIARIES

                    Index to Financial Supplement


                                                                   Page

Selected Financial Data............................................F-2
Management's Discussion and Analysis of Results of Operations
     and Financial Condition...................................... F-3
Report of Independent Certified Public Accountants.................F-9
Consolidated Statements of Earnings for the three years
     ended December 31, 1997...................................... F-10
Consolidated Balance Sheets at December 31, 1997 and 1996..........F-11
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997................................ F-13
Consolidated Statements of Cash Flows for the three years
     ended December 31, 1997...................................... F-14
Notes to the Consolidated Financial Statements.....................F-15
Interim Financial Information (Unaudited)..........................F-28
Consolidated Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts...........  . F-29


















                                  F-1
<\PAGE>

Selected Financial Data
(In thousands of dollars except per share data)

                                                  1997       1996      1995(1)      1994       1993
Consolidated Earnings Statement Data
Net sales by class of product:
  Engineered products                           $307,759   $284,974   $252,535   $208,363   $180,508
  Surface protection and other
  cushioning products                            399,221    368,692    333,519    234,587    204,645
  Food packaging products                        104,663    106,473    103,866     56,444     51,023
  Other products                                  31,190     29,473     33,200     19,792     15,518
    Total                                        842,833    789,612    723,120    519,186    451,694
Cost of sales                                    523,517    495,185    466,952    327,423    282,147
Marketing, administrative and
  development expenses                           172,795    164,355    147,288    107,854     95,434
Transaction expenses                               8,405          -          -          -          -
Operating profit                                 138,116    130,072    108,880     83,909     74,113
Other income (expense), net                       (4,628)   (15,477)   (21,726)   (22,706)   (28,652)
Earnings before income taxes                     133,488    114,595     87,154     61,203     45,461
Income taxes                                      53,567     45,266     34,426     23,987     19,547
Earnings before cumulative effect of
  accounting change and early
  redemption of subordinated notes                79,921     69,329     52,728     37,216     25,914
Cumulative effect of accounting change (2)             -          -          -          -      1,459
Early redemption of subordinated
  notes, net of income taxes (3)                       -          -          -     (5,576)         -
Net earnings                                    $ 79,921   $ 69,329   $ 52,728   $ 31,640   $ 27,373

Basic earnings per common share (4):
  Before cumulative effect of accounting
  change and early redemption of
  subordinated notes                            $   1.88   $   1.63   $   1.25   $    .94   $    .66
  Cumulative effect of accounting change (2)           -          -          -          -        .04
  Early redemption of subordinated notes,
  net of income taxes (3)                              -          -          -       (.14)         -

Basic earnings per common share                 $   1.88   $   1.63   $   1.25   $    .80   $    .70


Consolidated Balance Sheet Data
Working capital                                 $ 87,155   $ 58,910   $ 41,945   $ 15,767   $ 33,828
Total assets                                     498,360    467,119    443,545    331,117    279,818
Long-term debt, less
  current installments                            48,506     99,900    149,808    155,293    190,058
Shareholders' equity (deficit)                   257,283    186,649    106,338     11,012    (29,419)

(1)Includes the operations of Trigon Industries Limited from the date of its acquisition in January 1995.
(2)Reflects cumulative effect of the implementation as of January 1, 1993 of Financial Accounting Standard
No. 109, "Accounting for Income Taxes."
(3)Reflects after-tax charge to earnings arising from the early redemption in 1994 of the Company's 12-5/8%
Senior Subordinated Notes.
(4)Per common share data has been restated for periods prior to 1995 to reflect the effect of a two-for-one stock split in the nature of a 100% stock dividend distributed on September 29, 1995 to shareholders of record at the close of business on September 15, 1995.


Management's Discussion and Analysis of Results of Operations and
Financial Condition

On August 14, 1997, the Company and W. R. Grace & Co. ("Grace") entered into a definitive merger agreement to combine Grace's packaging business ("Grace Packaging") with the Company. This transaction is described in the Company's Joint Proxy Statement/Prospectus dated February 13, 1998 (the "Joint Proxy Statement/Prospectus"), which was filed with the Securities and Exchange Commission and distributed to the stockholders of the Company in connection with a special meeting of the stockholders held on March 23, 1998 at which the stockholders approved such merger agreement. The transactions contemplated by the merger agreement are currently expected to be completed on or about March 31, 1998.

For accounting purposes, such merger will be treated as a purchase of the Company by Grace (after the spin-off of Grace's specialty chemicals business). Except for the discussion of certain transaction expenses that the Company incurred in 1997 in connection with this merger, and certain other matters, the following discussion does not give effect to any of the changes that are expected to occur as a result of the merger.

Results of Operations

Net Sales

Net sales increased 7% in 1997 compared with 1996 and 9% in 1996 compared with 1995.

The 1997 increase in net sales was due primarily to higher unit volume in the Company's major classes of products partially offset by the negative effect of foreign currency translation as the U.S. dollar strengthened against most foreign currencies. Net sales also benefited modestly from the additional net sales of recently acquired businesses. Excluding the negative effect of foreign currency translation, the increase in net sales would have been 10% for 1997 compared with 1996. The recent economic difficulties in Asia did not have a significant effect on the Company's consolidated operating results or financial condition for 1997.

During 1997, the Company made small acquisitions in Australia and Italy. These acquisitions, which were made for cash in the aggregate amount of approximately $10 million and accounted for as purchases, were not material to the Company's consolidated financial statements.

The 1996 increase in net sales was due primarily to higher unit volume in the Company's major classes of products, the added net sales of businesses acquired during 1996, discussed below, and higher average selling prices for certain products. Foreign currency translation did not have a material effect on the Company's operating results in 1996.

During 1996, the Company made several acquisitions. These included the acquisition in June 1996 of the protective packaging business of Southcorp Holdings Limited, which had previously been the Company's licensee in Australia. They also included small acquisitions in Canada, Finland, Germany and the United States. These transactions, which were made for cash in the aggregate amount of approximately $30 million and accounted for as purchases, were not material to the Company's consolidated financial statements.

Net sales from domestic operations, which represented 61%, 61% and 62% of consolidated net sales in 1997, 1996 and 1995, respectively, increased 7% in 1997 compared with 1996 and 8% in 1996 compared with 1995. The 1997 increase was due primarily to higher unit volume in the Company's major classes of products. The 1996 increase was due primarily to higher unit volume in certain of the Company's major classes of products as well as higher average selling prices for certain products.

Net sales from foreign operations, which represented 39%, 39% and 38% of consolidated net sales in 1997, 1996 and 1995, respectively, increased 7% in 1997 compared with 1996 and 11% in 1996 compared with 1995. The 1997 increase was due primarily to higher unit volume and the added net sales of recently acquired businesses partially offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales from foreign operations would


                                  F-3
have increased 15% compared to 1996. The 1996 increase was primarily due to the added net sales of businesses acquired in 1996, higher unit volume in certain of the Company's major classes of products and, to a lesser extent, higher average selling prices for certain products.

Net sales of engineered products, which consist primarily of Instapak (R) products and specialty polyethylene foams, increased 8% in 1997 compared with 1996 and 13% in 1996 compared with 1995. The increase in net sales in both 1997 and 1996 was due primarily to higher unit volume and in 1996, to a lesser extent, higher average selling prices for certain products.

Net sales of surface protection and other cushioning products, primarily air cellular products, other polyethylene foam products and protective and durable mailers and bags, increased 8% in 1997 compared with 1996 and 11% in 1996 compared with 1995. The increase in net sales in both 1997 and 1996 was due primarily to higher unit volume and the added net sales of recently acquired businesses and in 1996, to a lesser extent, to higher average selling prices for certain products.

Net sales of food packaging products, which consist primarily of Dri-Loc
(R) pads and food packaging films and systems, decreased 2% in 1997 compared with 1996 but increased 3% in 1996 compared with 1995. In 1997, added net sales from a business acquired in 1997 and higher unit volume were more than offset by the negative effect of foreign currency translation. The decrease in 1997 also reflects the transfer in 1996 of certain food packaging products to an unconsolidated joint venture in Australia. The 1996 increase was due primarily to higher unit volume of the Company's Dri-Loc (R) products, which was partially offset by the effects of the transfer to the joint venture and lower unit volume in certain other food packaging products.

Net sales of other products increased 6% in 1997 compared with 1996 primarily due to added net sales of recently acquired businesses and higher unit volume in certain products. Net sales of other products decreased 11% in 1996 compared with 1995 primarily due to decreased unit volume of the Company's mill tonnage paper products partially offset by an increase in unit volume of the Company's specialty adhesive products.

Costs and Expenses

Cost of sales increased 6% in 1997 and 1996 compared with the respective prior years. The increase in both 1997 and 1996 reflects primarily the higher level of net sales partially offset by the effect of certain lower raw material costs. Cost of sales as a percentage of net sales was 62.1%, 62.7% and 64.6% in 1997, 1996 and 1995, respectively.

Marketing, administrative and development expenses increased 10% in 1997 compared with 1996 and 12% in 1996 compared with 1995. The 1997 increase reflects the Company's higher level of operations and transaction expenses of $8,405,000 (the "Transaction Expenses") partially offset by the absence of certain expenses (discussed below) in 1997. The Transaction Expenses consisted of certain professional fees incurred in 1997 primarily related to the pending merger with Grace Packaging. The Company will incur additional expenses in 1998 in connection with this transaction. Excluding such expenses, marketing, administrative and development expenses increased 5% compared to 1996. The 1996 increase reflects the Company's higher level of operations, including the added marketing, administrative and development expenses of acquired companies and costs associated with the integration of these companies.
Marketing, administrative and development expenses (excluding the Transaction Expenses) amounted to 20.5%, 20.8% and 20.4% as a percentage of net sales in 1997, 1996 and 1995, respectively.

                                  F-4

Operating Profit

Operating profit increased 6% in 1997 compared with 1996 and 19% in 1996 compared with 1995 primarily reflecting the Company's higher level of net sales and the changes in costs and expenses discussed above.
Excluding the Transaction Expenses, operating profit increased 13% in 1997 compared with 1996.

Domestic operating profit, which represented 76%, 73% and 70% of consolidated operating profit in 1997, 1996 and 1995, respectively, increased 10% in 1997 compared with 1996 (18% excluding the Transaction Expenses) and 26% in 1996 compared with 1995. Domestic operating profit was 19%, 19% and 16% of total domestic net sales in 1997, 1996 and 1995, respectively. Excluding the Transaction Expenses, domestic operating profit amounted to 21% of total domestic net sales in 1997.

Foreign operating profit, which represented 24%, 27% and 30% of consolidated operating profit in 1997, 1996 and 1995, respectively, decreased 3% in 1997 compared with 1996 but increased 5% in 1996 compared with 1995. The 1997 decrease was primarily due to certain integration costs in the Asia Pacific region, costs of new operations in various foreign markets and the negative effect of foreign currency translation, which more than offset the effect of the Company's higher level of foreign net sales on foreign operating profit in 1997. The 1996 increase was primarily due to the Company's higher level of foreign net sales partially offset by the added expenses of acquired companies, including additional amortization of acquired intangible assets, and integration costs. Foreign operating profit amounted to 10%, 11% and 12% of total foreign net sales in 1997, 1996 and 1995, respectively.

Other Income (Expense)

Other expense decreased to $4,628,000 in 1997 compared with $15,477,000 in 1996 and $21,726,000 in 1995. Interest expense, which is the principal component of this item, decreased to $6,950,000 in 1997 from $13,350,000 in 1996 and $19,106,000 in 1995. The decrease in interest expense in both years resulted primarily from lower levels of outstanding indebtedness compared with the previous year and in 1996, to a lesser extent, lower effective interest rates.

Income Taxes

The Company's effective income tax rate was 40.1% in 1997 and 39.5% in 1996 and 1995. The Company's effective tax rate was higher than the statutory U.S. federal income tax rate in each year primarily due to state income taxes and, in 1997, the non-deductibility of a portion of the Transaction Expenses. The Company anticipates that its effective income tax rate for the first quarter of 1998 will be higher than that in 1997 primarily due to the non-deductibility of certain additional expenses to be incurred in 1998 related to the merger.

Earnings

Net earnings increased 15% in 1997 compared with 1996 and 31% in 1996 compared with 1995. Excluding the Transaction Expenses, net earnings for 1997 increased 24% compared with 1996 primarily reflecting the Company's higher level of operating profit and lower interest expense.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit. The Company has met substantially all of its working capital and capital expenditure requirements as well as its debt servicing requirements with funds provided by operations and by borrowings under its available lines of credit or otherwise.


Cash flows from operating activities were $108,321,000 in 1997, $116,065,000 in 1996 and $75,218,000 in 1995. The decrease in 1997 compared with 1996 was due primarily to the Transaction Expenses and changes in certain operating assets which partially offset the Company's higher levels of earnings and depreciation and amortization. The changes in operating assets, primarily receivables and inventory, were due primarily to the Company's higher level of operations and the timing of cash receipts and changes in inventory. The increase in 1996 compared to 1995 was due primarily to higher levels of earnings, higher levels of depreciation and amortization, and changes in operating assets and liabilities resulting primarily from the Company's higher level of operations.

Cash flows used in investing activities were $33,983,000 in 1997, $45,544,000 in 1996 and $47,993,000 in 1995. Such cash was used primarily to fund acquisitions and capital expenditures. The fluctuation between years was primarily due to the timing of acquisitions and capital expenditures.

Cash flows used in financing activities were $41,228,000 in 1997, $75,121,000 in 1996 and $30,912,000 in 1995. The lower amount of net cash used for financing activities in 1997 was due to the Company's lower level of outstanding debt in 1997. Such cash used in 1997 includes primarily the net repayment of $43,180,000 of long-term debt in 1997 partially offset by net proceeds from notes payable discussed below.
At December 31, 1997, there were no outstanding borrowings under the BT Credit Agreement (discussed below). Cash used for financing activities in 1997 also reflects the Company's purchase of 159,200 of its common shares for use in the Company's employee benefit plans as discussed below.
The higher amount of net cash used in financing activities in 1996 primarily reflects the higher level of net repayments of outstanding debt in 1996 compared with 1995.

At December 31, 1997, the Company had working capital of $87,155,000, or 17% of total assets, compared to working capital of $58,910,000, or 13% of total assets, at December 31, 1996. The increase in 1997 was due primarily to an increase in cash and cash equivalents. Net cash provided by operations exceeded the net cash used in the Company's investing and financing activities during 1997. This increase in cash was partially offset by an increase in notes payable primarily due to the timing of borrowings for working capital purposes by certain foreign operations.

The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at December 31, 1997 and 1.4 at December 31, 1996. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.2 at December 31, 1997 and 1.0 at December 31, 1996. The increases in these ratios in 1997 resulted primarily from the increase in working capital discussed above.

Long-term debt, less current installments, declined to $48,506,000 at December 31, 1997 from $99,900,000 at December 31, 1996 due primarily to the repayment of all amounts outstanding under the BT Credit Agreement and the effects of foreign currency fluctuations during 1997. Other long-term debt at December 31, 1997 included primarily $47,257,000 of foreign loans that have been incurred for acquisitions, working capital and other corporate purposes. Current installments of long-term debt were $2,641,000 at December 31, 1997 and $2,891,000 at December 31,
1996.

The BT Credit Agreement is an unsecured $200 million revolving credit facility with Bankers Trust Company, as agent for a syndicate of banks, that expires on June 30, 2001. As of December 31, 1997, the Company's available lines of credit, including the BT Credit Agreement, amounted to approximately $264 million, of which approximately $230 million was unused. Such lines of credit permit the Company and certain of its subsidiaries to borrow for working capital and other corporate purposes. Upon the consummation of the Grace Packaging merger, it is expected that the BT Credit Agreement will be terminated and replaced by other credit facilities that are discussed in the Joint Proxy Statement/Prospectus.

The Company's obligations under the BT Credit Agreement and certain other loans and lines of credit bear interest at floating rates. The Company has entered into certain derivative financial instruments, including interest rate swaps, collars and cross currency swaps, that

                                  F-6
have the effect of fixing or limiting the Company's exposure to fluctuations in interest rates on a portion of the Company's floating rate debt.

The BT Credit Agreement provides for changes in borrowing margins based on financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries. These limitations include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders, as well as financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of December 31, 1997.

The Company's shareholders' equity increased to $257,283,000 at December 31, 1997 from $186,649,000 at December 31, 1996 primarily as a result of the Company's net earnings for 1997 partially offset by a net reduction in the Company's accumulated translation adjustment due to the effect of foreign currency fluctuations. During 1997, the Company purchased 159,200 of its common shares for $8,772,000 for use in the Company's employee benefit plans. See Note 8 of the Notes to the Consolidated Financial Statements.

Impact of Inflation

Inflation did not have a material impact on the Company's consolidated financial statements in the 1995 to 1997 period.

Environmental Issues

The Company's worldwide operations are subject to environmental laws and regulations which, among other things, impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of environmental laws and regulations on its operations and believes that it is in substantial compliance with all material applicable environmental laws and regulations.

At December 31, 1997, the Company was a party to, or otherwise involved in, several federal and state government environmental proceedings and private environmental claims for the cleanup of Superfund or other sites. The Company may have potential liability for investigation and cleanup of certain of such sites. At most of such sites, numerous companies, including either the Company or one of its predecessor companies, have been identified as potentially responsible parties ("PRPs") under Superfund or related laws. It is the Company's policy to provide for environmental cleanup costs if it is probable that a liability has been incurred and if an amount which is within the estimated range of the costs associated with various alternative remediation strategies is reasonably estimable, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. At December 31, 1997 and 1996, such environmental related provisions were not material. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material to the Company's consolidated financial position. Environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with certainty.

Year 2000 Issues

Like many other companies, the Company will have to ensure that its information systems are able to recognize and process date-sensitive information properly as the year 2000 approaches. Systems that do not properly recognize and process this information could generate erroneous data or even fail. The Company has conducted a worldwide comprehensive review of its key computer systems and has identified a number of

                                  F-7
systems that could be affected by the "Year 2000" issue. The Company has undertaken steps to ensure that these systems will function properly, including installing vendor-supplied upgrades or new software or modifying existing software. The Company believes that these steps will be substantially completed by the end of 1998, that the costs to the Company to complete these steps will not be material to the Company's consolidated financial position and that the Year 2000 issue will not pose significant problems. Nevertheless, if these steps are not completed successfully in a timely manner, the Company's operations and financial performance could be adversely affected. Also, the Company is in the process of contacting key suppliers, banks, customers and other unaffiliated companies to assess their Year 2000 compliance programs, since the Company could be adversely affected by the failure of these unaffiliated companies to adequately address this issue.

Forward-Looking Statements

Certain statements made by the Company in this report and in future oral and written statements by management of the Company may be forward-looking in nature, or "forward-looking statements." These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "believes," "will continue," "plans to," "could be" and similar expressions. Forward-looking statements are necessarily subject to uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials, the development and success of new products, the Company's success in entering new markets, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims (including environmental matters) against the Company, changes in domestic or foreign laws or regulations, difficulties related to the Year 2000 issue, and costs or difficulties that may arise relating to the transaction with Grace.

New Financial Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes reporting standards for information about operating segments in annual financial statements, for selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. As these are disclosure-related standards, neither the adoption of SFAS 130 nor the adoption of SFAS 131 will have any effect on the Company's consolidated results of operations, financial position or cash flows.

                                  F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                       s/KPMG Peat Marwick LLP

Short Hills, New Jersey
January 20, 1998, except
  for note 2, which is as
  of March 23, 1998


                                  F-9

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 1997, 1996 and 1995
(In thousands of dollars except per share data)

                                                           1997         1996        1995
Net sales                                                $842,833    $789,612    $723,120
Cost of sales                                             523,517     495,185     466,952

   Gross profit                                           319,316     294,427     256,168

Marketing, administrative and
   development expenses                                   172,795     164,355     147,288

Transaction expenses                                        8,405           -           -

   Operating profit                                       138,116     130,072     108,880

Other income (expense):
   Interest income                                          1,696       1,482       1,187
   Interest expense                                        (6,950)    (13,350)    (19,106)
   Other, net                                                 626      (3,609)     (3,807)
     Other income (expense), net                           (4,628)    (15,477)    (21,726)

Earnings before income taxes                              133,488     114,595      87,154
Income taxes                                               53,567      45,266      34,426

Net earnings                                              $79,921     $69,329     $52,728


Basic earnings per common share                           $  1.88     $  1.63     $  1.25


See accompanying notes to consolidated financial statements.

                                  F-10


SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997 and 1996
(In thousands of dollars except share data)

                                                                1997          1996
Assets
Current assets:
   Cash and cash equivalents                                  $ 35,481    $  2,985
   Accounts receivable, less allowance for doubtful
     accounts of $5,799 in 1997 and $5,623 in 1996             132,325     124,204
   Other receivables                                             8,037       8,258
   Inventories                                                  58,895      57,231
   Prepaid expenses                                              2,742       1,095
   Deferred income taxes                                        13,285      13,193

     Total current assets                                      250,765     206,966

Property and equipment:
   Land and buildings                                           84,780      81,629
   Machinery and equipment                                     204,241     199,275
   Leasehold improvements                                        8,274       8,409
   Furniture and fixtures                                       10,639      12,029
   Construction in progress                                      7,307       6,139
                                                               315,241     307,481
   Less accumulated depreciation and amortization              144,114     132,919
     Property and equipment, net                               171,127     174,562

Patents and patent rights, less accumulated
  amortization of $16,636 in 1997 and $15,139 in 1996           10,430      11,998
Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $20,249 in 1997 and
  $12,966 in 1996                                               42,149      47,840
Other assets                                                    23,889      25,753
                                                              $498,360    $467,119



See accompanying notes to consolidated financial statements.

                                  F-11


SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997 and 1996
(In thousands of dollars except share data)

                                                                 1997        1996
Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable                                               $23,929     $12,674
   Current installments of long-term debt                        2,641       2,891
   Accounts payable                                             48,843      46,934
   Accrued wages, salaries and related costs                    36,235      33,448
   Other accrued liabilities                                    39,220      36,401
   Income taxes payable                                         12,742      15,708
     Total current liabilities                                 163,610     148,056

Long-term debt, less current installments                       48,506      99,900

Deferred income taxes                                           16,571      19,863
Other liabilities                                               12,390      12,651
     Total liabilities                                         241,077     280,470

Commitments and contingent liabilities (notes 6, 7 and 10)

Shareholders' equity:
   Preferred stock, no par value.  Authorized: 1,000,000
     shares; none issued in 1997 and 1996                            -           -
   Common stock, $.01 par value.  Authorized: 125,000,000
     shares in 1997 and 60,000,000 shares in 1996; Issued:
     42,856,704 shares in 1997 and 42,747,704 shares in 1996       429         427
   Additional paid-in capital                                  180,512     167,801
   Retained earnings                                            95,942      16,021
   Accumulated translation adjustment                             (933)      8,615
                                                               275,950     192,864
Less:
     Deferred compensation                                       9,821       5,988
     Treasury stock at cost: 232,458 shares held
       in 1997 and 226,758 shares held in 1996                   8,846         227
         Total shareholders' equity                            257,283     186,649
                                                              $498,360    $467,119
                                    F-12


SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1997, 1996 and 1995
(In thousands of dollars)

                                                            1997        1996         1995
COMMON STOCK
Balance, beginning of year                                  $427        $425         $201
Shares issued for awards of
 contingent stock                                              1           1            2
Shares issued for non-cash compensation                        1           1            1
Shares issued in acquisitions                                  -           -            9
Two-for-one stock split                                        -           -          212
   Balance, end of year                                      429         427          425

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                               167,801     158,400      114,686
Shares issued for awards of
 contingent stock                                          8,336       3,396        6,091
Tax benefit in excess of amortization on
 stock awards                                              1,065       1,700          527
Contingent stock forfeited                                    (7)        (51)         (48)
Shares issued for non-cash compensation                    3,317       3,743        3,239
Shares issued in acquisitions                                  -           -       34,117
Shares issued related to prior year acquisition                -         613            -
Two-for-one stock split                                        -           -         (212)
   Balance, end of year                                  180,512     167,801      158,400

RETAINED EARNINGS (DEFICIT)
Balance, beginning of year                                16,021     (53,308)    (106,036)
Net earnings                                              79,921      69,329       52,728
   Balance, end of year                                   95,942      16,021      (53,308)

ACCUMULATED TRANSLATION ADJUSTMENT
Balance, beginning of year                                 8,615       7,279        6,126
Foreign currency translation                              (9,548)      1,336        1,153
   Balance, end of year                                     (933)      8,615        7,279

DEFERRED COMPENSATION
Balance, beginning of year                                (5,988)     (6,232)      (3,717)
Excess of fair value over proceeds from
 awards of contingent stock                               (8,308)     (3,305)      (5,933)
Amortization                                               4,467       3,498        3,370
Contingent stock forfeited                                     8          51           48
   Balance, end of year                                   (9,821)     (5,988)      (6,232)

TREASURY STOCK
Balance, beginning of year                                  (227)       (226)        (248)
Shares reissued for awards of
 contingent stock                                            154           -            -
Contingent stock forfeited                                    (1)         (1)          (2)
Shares issued in acquisitions                                  -           -           24
Purchase of treasury shares                               (8,772)          -            -
    Balance, end of year                                  (8,846)       (227)        (226)

TOTAL SHAREHOLDERS' EQUITY                              $257,283    $186,649     $106,338


See accompanying notes to consolidated financial statements.

                                  F-13

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(In thousands of dollars)


                                                         1997          1996         1995
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                         $ 79,921      $ 69,329    $ 52,728
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation and amortization of property
            and equipment                                  23,196        22,862      20,473
          Other depreciation and amortization              22,582        17,035      14,807
          Deferred tax provision                           (2,940)       (5,297)     (1,375)
          Net losses on disposals of property
            and equipment                                     105           149         273
          Non-cash compensation                               322         3,242       3,556
          Other, net                                       (2,860)        2,217         811
          Change in operating assets and liabilities,
                net of acquisitions:
              Receivables                                  (15,284)      (7,798)    (13,016)
              Inventories                                   (5,031)       1,164      (5,953)
              Prepaid expenses                              (1,884)       1,644      (1,441)
              Accounts payable                               2,558        1,113      (9,262)
              Other accrued liabilities                     10,854       12,119      11,050
              Income taxes payable                          (3,218)      (1,714)      2,567

	        Net cash provided by operating activities         108,321      116,065      75,218

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures for property and equipment      (24,349)      (17,015)   (21,056)
      Proceeds from sales of property and equipment            463         1,497        776
      Net cash utilized in purchase of subsidiaries        (10,097)      (30,026)   (27,713)

        Net cash used in investing activities              (33,983)      (45,544)   (47,993)

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from long-term debt                         13,162       108,131      75,271
      Principal payments on long-term debt                (56,342)     (177,039)   (114,281)
      Net proceeds from (payments on) notes payable        10,724        (6,213)      8,098
      Purchase of treasury shares                          (8,772)            -           -

        Net cash used in financing activities             (41,228)      (75,121)    (30,912)

    Effect of exchange rate changes on cash
        and cash equivalents                                 (614)          (76)        195



    CASH AND CASH EQUIVALENTS:
        Increase (decrease) during the period              32,496        (4,676)     (3,492)
        Balance, beginning of period                        2,985         7,661      11,153
        Balance, end of period                           $ 35,481     $   2,985    $  7,661

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                         $  7,093      $ 14,173    $ 18,582
        Income taxes                                     $ 53,704      $ 39,991    $ 33,898

See accompanying notes to consolidated financial statements.

                                  F-14

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Substantially all of the Company's non-U.S. subsidiaries are included in the consolidated financial statements on a calendar year basis while certain non-U.S. subsidiaries are included on the basis of a fiscal year ended November 30.

Certain prior years' financial statement amounts have been reclassified to conform with their 1997 presentation.

Foreign Currency

All balance sheet accounts are translated at year-end exchange rates, and statement of earnings items are translated at weighted average month-end exchange rates. Resulting translation adjustments are made directly to a separate component of shareholders' equity.

Earnings before income taxes includes an aggregate exchange loss of $1,951,000 for the year ended December 31, 1997 (an aggregate exchange gain of $271,000 and an aggregate loss of $828,000 for the years ended December 31, 1996 and 1995, respectively).

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in such cash equivalents, which amounted to $41,667,000 and $3,489,000 at December 31, 1997 and 1996, respectively. These instruments consisted of money market and commercial paper amounts stated at cost, which approximates market because of the short maturity of these instruments.

Derivative Financial Instruments

The Company has limited involvement with derivative financial instruments that have off-balance-sheet risk. These financial instruments generally include cross currency swaps, interest rate swaps, caps and collars and foreign exchange forwards and options relating to the Company's borrowing and trade activities. Such financial instruments are used to manage the Company's exposure to fluctuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company is exposed to credit risk in the event of the inability of the counterparties to perform under their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

The Company records realized and unrealized gains and losses from foreign exchange hedging instruments (including cross currency swaps, forwards and options) differently depending on whether the instrument qualifies for hedge accounting. Gains and losses on those foreign exchange instruments that qualify as hedges are deferred as part of the cost basis of the asset or liability being hedged and are recognized in the statement of earnings in the same period as the underlying transaction. Realized and unrealized gains and losses on instruments that do not qualify for hedge accounting are recognized currently in the statement of earnings.

The Company records the net payments or receipts from interest rate swaps, caps, collars and the interest rate component of cross currency swaps as adjustments to interest expense on a current basis. If an interest rate hedging instrument were terminated prior to the maturity

                                  F-15
date, any gain or loss would be amortized into earnings over the shorter of the original term of the derivative instrument and the underlying transaction.

Inventories

Inventories are stated at the lower of cost or market. The majority of U.S. inventories are valued using the last-in, first-out ("LIFO") method; other U.S. inventories, principally parts used in packaging systems, are valued using the first-in, first-out ("FIFO") method. Inventories of foreign operations are valued using primarily the FIFO method. Had the FIFO method (which approximates current cost) been used for all inventory at December 31, 1997, inventories would have been higher by $4,032,000 ($4,729,000 and $4,557,000 in 1996 and 1995,
respectively). The cost elements of work in process and finished goods inventories are raw materials, direct labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at acquisition cost. Property and equipment no longer in use or surplus to the Company's needs are carried at the lower of cost or fair value. Depreciation of buildings and equipment is provided over the estimated useful lives (generally periods ranging up to 40 years and 10 years, respectively) of the related assets. Amortization of leasehold improvements is provided over the lesser of the term of the lease or the asset's useful life. The Company generally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods of depreciation for income tax purposes.

Intangibles and Other Assets

Patents and patent rights are stated at acquisition cost. Amortization of patents and patent rights is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 20 years.

The excess of cost over fair value of net assets acquired is amortized over periods ranging up to 40 years. The carrying value of the excess of cost over fair value of net assets acquired is periodically reviewed by the Company. Impairments are recognized when the expected future undiscounted operating cash flows derived from such intangible assets are less than their carrying value.

Other intangible assets, including non-competition agreements, included in other assets are amortized over the life of such agreements using the straight-line method, usually ranging from 1 to 5 years.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, certain intangibles, and the excess of cost over fair value of net assets acquired related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount.

Employee Benefit Plans

The Company has a non-contributory profit-sharing plan covering most U.S. employees, except those employees covered by collective bargaining agreements that do not provide for their participation. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also has a thrift and Section 401(k) plan in which most U.S. employees of the Company are eligible to participate, except those employees who are covered by certain collective bargaining agreements that do not provide for participation in the plan. Under this plan, the

                                  F-16

Company matches 50% of each employee's contributions to a maximum company contribution of 3% of the employee's compensation. Forfeitures of non-vested interests in each of these plans remain in the respective plans for the benefit of the remaining participants. The Company also has pension or other retirement plans for employees of certain foreign subsidiaries and certain U.S. employees who are covered by collective bargaining agreements. Company contributions to or provisions for its profit-sharing, thrift and other retirement plans, net of forfeitures, are charged to operations and amounted to $12,009,000 in 1997 ($10,903,000 and $10,069,000 in 1996 and 1995, respectively).

The Company provides various other benefit programs to active employees including group medical, insurance and other welfare benefits. The costs of these benefit programs are charged to operations as incurred. Eligibility to participate in these programs generally ceases upon retirement or other separation from service except as required by applicable law.

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $15,781,000 in 1997 ($15,449,000 and $14,597,000 in 1996 and
1995, respectively).

Environmental Expenditures

Environmental expenditures that relate to ongoing business activities are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities are recorded when the Company determines that environmental assessments or remediations are probable and that the costs or a range of costs to the Company associated therewith can be reasonably estimated.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for taxes on the assumed repatriation of accumulated earnings of its foreign subsidiaries.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Common Share

At December 31, 1997, the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for all periods for which earnings per share information is presented. Under the provisions of this statement, basic earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the year, including stock awards and shares issued as non-cash compensation. The weighted average number of common shares outstanding in 1997 was 42,613,000 (42,459,000 and 42,057,000 in 1996 and 1995, respectively). The Company has no potentially dilutive securities and therefore is not subject to diluted earnings per share presentation or disclosure requirements.

                                  F-17

Other Matters

The Company is primarily engaged in a single line of business: the manufacture and sale of protective and specialty packaging materials and systems to a diverse group of customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. No single customer or affiliated group of customers accounts for more than 10% of the Company's net sales.

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

Note 2 Pending Merger with Packaging Business of W. R. Grace & Co.

On August 14, 1997, the Company and W. R. Grace & Co. ("Grace") entered into a definitive merger agreement to combine Grace's packaging business ("Grace Packaging") with the Company. This transaction is described in the Company's Joint Proxy Statement/Prospectus dated February 13, 1998 (the "Joint Proxy Statement/Prospectus"), which was filed with the Securities and Exchange Commission and distributed to the stockholders of the Company in connection with a special meeting of the stockholders held on March 23, 1998 at which the stockholders approved such merger agreement. The transactions contemplated by the merger agreement are currently expected to be completed on or about March 31, 1998. For accounting purposes, such merger will be treated as a purchase of the Company by Grace (after the spin-off of Grace's specialty chemicals business). During 1997, the Company incurred transaction expenses of $8,405,000 related to certain professional fees primarily in connection with this merger.

Note 3 Acquisitions

During 1997, the Company made small acquisitions in Australia and Italy. These acquisitions, which were made for cash in the aggregate amount of approximately $10 million and were accounted for as purchases, were not material to the Company's consolidated financial statements.

In June 1996, the Company acquired the Australian and New Zealand protective packaging business of Southcorp Holdings Limited. During 1996, the Company also made several other small acquisitions, including acquisitions in Canada, Finland, Germany and the United States. These transactions, which were made for cash in the aggregate amount of approximately $30 million and accounted for as purchases, were not material to the Company's consolidated financial statements.

On January 10, 1995, the Company acquired Trigon Industries Limited ("Trigon"), a privately owned, New Zealand-based manufacturer of food packaging films and systems, durable mailers and bags and specialty adhesive products, for 882,930 newly issued shares of common stock valued at $35.70 per share and $25,592,000 in cash primarily provided by proceeds from borrowings under the BT Credit Agreement (note 6), representing a purchase price of approximately $57 million. The acquired net assets of Trigon included property and equipment of approximately $28,400,000, intangible assets of approximately $43,000,000 including trademarks, non-competition agreements, and the excess of cost over the fair value of net assets acquired, $25,000,000 of net indebtedness, and working capital of approximately $12,000,000. Such acquisition was accounted for as a purchase.

During 1995, the Company made certain other small acquisitions in the United States. These transactions, which were effected in exchange for shares of the Company's common stock, cash or a combination of the Company's common stock and cash, were accounted for as purchases and were not material to the Company's consolidated financial statements.

                                  F-18

Note 4 Geographic Areas

The Company's operations are conducted primarily in the United States, Europe, the Asia/Pacific region, Canada and Latin America, and its products are distributed in these areas as well as other parts of the world. Net sales for each major geographic area include transfers to other geographic areas. Such transfers are made at prices intended to provide reasonable and appropriate returns to the selling unit, and applicable eliminations have been applied to the intergeographic transactions.

Operating profit consists of net sales less operating expenses. Other income (expense), net and income taxes have not been added or deducted in the computation of operating profit for each geographic area.
Corporate expenses have been allocated to the geographic areas for whose benefit the expenses were incurred.

Identifiable assets are those assets that are used in the Company's operations in each geographic area.

Information by Major Geographic Area:
(In thousands of dollars)

                       Net     Operating    Identifiable
                     Sales        Profit          Assets
1997
United States      $ 540,213     $ 104,496     $ 223,650
Europe               214,311        25,840       171,347
Asia/Pacific & Other 127,027         7,780       103,363
Eliminations         (38,718)            -             -
   Consolidated    $ 842,833     $ 138,116     $ 498,360

1996
United States      $ 504,449     $  95,375     $ 213,223
Europe               204,474        25,696       156,242
Asia/Pacific & Other 113,687         9,001        97,654
Eliminations         (32,998)            -             -
   Consolidated    $ 789,612     $ 130,072     $ 467,119

1995
United States      $ 464,820     $  75,828     $ 213,099
Europe               188,558        24,617       153,563
Asia/Pacific & Other  94,864         8,435        76,883
Eliminations         (25,122)            -             -
   Consolidated    $ 723,120     $ 108,880     $ 443,545

NOTE: Net sales shown for the United States, Europe and Asia/Pacific and Other include transfers to other geographic areas as follows:
United States, 1997--$27,134,000; 1996 --$22,888,000; 1995 --
$18,412,000; Europe, 1997 --$7,042,000; 1996 --$4,781,000; 1995 --
$2,398,000; Asia/Pacific and Other, 1997--$4,542,000; 1996 --$5,329,000;
1995 --$4,312,000.

                                  F-19

Note 5 Inventories

At December 31, 1997, the components of inventories, by major classification (raw materials, work in process and finished goods) are as follows:

                                        (In thousands of dollars)

                                         1997                1996
Raw materials                         $ 22,279           $ 23,497
Work in process                          2,204              2,622
Finished goods                          38,444             35,841
      Subtotal                          62,927             61,960
Less LIFO reserve                        4,032              4,729
Total inventory                       $ 58,895           $ 57,231

Note 6 Debt

   A summary of long-term debt at December 31, 1997 and 1996 follows:

(In thousands of dollars)

                                             1997              1996

BT Credit Agreement                          $      -       $ 38,228
Foreign loans                                  47,257         59,719
Other                                           3,890          4,844
   Total                                       51,147        102,791
Less current installments                       2,641          2,891
  Long-term debt, less current installments  $ 48,506       $ 99,900

The BT Credit Agreement is an unsecured $200 million revolving credit facility that expires on June 30, 2001. The BT Credit Agreement has no minimum annual paydown provision. As of December 31, 1997, there were no outstanding borrowings under the BT Credit Agreement. At December 31, 1996, the Company's outstanding borrowings under the BT Credit Agreement were $38,228,000. The weighted average interest rate under the BT Credit Agreement was approximately 6.8% at December 31, 1996. Had the Company not been a party to derivative financial instruments, discussed below, the weighted average interest rates related to the BT Credit Agreement would have been approximately 6.7% at December 31, 1996.

Foreign loans have been incurred for acquisitions, working capital and other corporate purposes. Certain of such loans are secured by foreign assets of approximately $7 million and are due in varying annual installments through 2010 with fixed and variable interest rates. The weighted average interest rates on such loans were 6.8% and 7.4% at December 31, 1997 and 1996, respectively.

The Company's obligations under the BT Credit Agreement and certain foreign and other loans and lines of credit bear interest at floating rates. The Company utilizes certain derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps and collars and cross currency swaps.

The BT Credit Agreement provides for changes in borrowing margins based on certain financial criteria and imposes certain limitations on the operations of the Company and its subsidiaries that include restrictions on the incurrence of additional indebtedness, the creation of liens, the making of investments, dispositions of property or assets, certain transactions with affiliates, and the payment by the Company of cash dividends to its stockholders, as well as certain financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these requirements as of December 31, 1997.

                                  F-20

The Company had available lines of credit at December 31, 1997, under the BT Credit Agreement and other credit facilities of approximately $264 million, of which approximately $230 million was unused. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Scheduled annual maturities of long-term debt for the five years subsequent to December 31, 1997 are as follows: 1998 - $2,641,000; 1999
- $29,439,000; 2000 -$1,504,000; 2001 -$13,974,000; and 2002 -
$1,120,000.

Note 7 Financial Instruments

The Company is required by generally accepted accounting principles to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments. The fair value estimates of the Company's various debt instruments were derived by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date.
Such estimates are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the Company's estimates.

The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturity. The carrying amounts and estimated fair values of the Company's material, non-current financial instruments at December 31, 1997 and 1996 are as follows:


(In thousands of dollars)
                                      1997                   1996
                             Carrying      Fair      Carrying    Fair
                              Amount      Value       Amount    Value

On-Balance-Sheet Liabilities:

  BT Credit Agreement          $     -    $     -     $38,228  $38,228
  Foreign loans                 47,257     47,489      59,719   60,163
  Other loans                    3,890      3,681       4,844    4,565
  Other liabilities             12,390     12,390      12,651   12,651

Off-Balance-Sheet Instruments (Derivatives)

  Interest Rate Swaps                -        167           -      324
  Interest Rate Collars              -        681           -      505
  Cross Currency Swaps               -       (173)          -    1,760
  Foreign Exchange Forward Contracts -         23           -        -

The Company utilizes derivative financial instruments to manage its exposure to flucuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest rate swaps are used to reduce the Company's exposure to fluctuations in interest rates by fixing the rate of interest the Company pays on the notional amount of debt. At December 31, 1997 and 1996, the Company was party to interest rate swaps with an aggregate notional amount of approximately $14 million. These swaps fix the rate of interest paid on the notional amount of certain non-U.S. dollar denominated long-term debt at rates which ranged from 8.55% to 8.60% in 1997 and 1996. Such swaps expire through September 1999.

Interest rate collars are used to reduce the Company's exposure to fluctuations in interest rates by limiting fluctuations in the rate of interest the Company pays on a notional amount of debt. At December 31, 1997 and 1996, the Company was party to interest rate collars with an aggregate notional amount of approximately $8 million. These collars limit the rate of interest paid on the notional amount of certain non-U.S. dollar denominated long-term debt to between 7.28% and 11.0%

                                  F-21
through June 1999 and between 8.27% and 11.0% from June 1999 through June 2001.

Cross currency swaps allow the Company to gain access to additional sources of international financing while limiting foreign exchange exposure and adjusting or limiting interest rate exposure by swapping borrowings in U.S. dollars for borrowings denominated in the functional currencies of the borrowers. At December 31, 1997, the Company was party to cross currency swaps with an aggregate notional amount of approximately $25 million with various expiration dates through May 2002. At December 31, 1996, the Company was party to cross currency swaps with an aggregate notional amount of $30 million with various expiration dates through May 2002.

Foreign exchange forwards and options are generally used to reduce the Company's exposure to the risk that the eventual cash outflows resulting from firm commitments or anticipated transactions will be adversely affected by changes in exchange rates. At December 31, 1997, the Company was not party to any foreign currency options but was party to two foreign currency forward contracts with an aggregate notional amount of $4 million. Such forward contracts expire through December 1998. At December 31, 1996, the Company was not party to any material foreign currency options or forwards.

The fair values of the Company's various derivative instruments, as advised by the Company's bankers, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. The notional amounts referred to above represent agreed-upon amounts on which calculations of cash to be exchanged are based. The notional amounts are not a measure of the Company's exposure to credit or market risk.

Realized and unrealized gains and losses on the Company's financial instruments and derivatives were not material to the consolidated financial statements in 1997, 1996, and 1995.

The Company is exposed to credit losses in the event of the inability of the counterparties to perform under their obligations, but it does not expect any counterparties to fail to do so given their high credit ratings and financial strength. The Company believes that off-balance-sheet risk in conjunction with its derivative contracts would not be material in the case of non-performance on the part of the counterparties to such agreements.

Note 8  Shareholders' Equity

The Company's shareholders' equity increased to $257,283,000 at December 31, 1997 from $186,649,000 at December 31, 1996 primarily as a result of the Company's net earnings in 1997 partially offset by a net reduction in the Company's accumulated translation adjustment due to the effect of foreign currency fluctuations. During 1997, the Company purchased 159,200 of its common shares in the approximate aggregate amount of $8,772,000 for use in the Company's employee benefit plans.

On September 29, 1995, the Company distributed a two-for-one stock split in the nature of a 100% stock dividend to the holders of record of the Company's common stock at the close of business on September 15, 1995 (the "1995 stock split"). All per share data and share information in the consolidated financial statements and notes thereto have been adjusted to give retroactive effect to the 1995 stock split where appropriate.

                               F-22

A summary of changes in issued and outstanding shares of common stock and shares of treasury stock of the
Company follows:
                                                     1997         1996           1995
Changes in common stock:
   Number of shares issued, beginning of year     42,747,704   42,506,573     20,111,618
   Non-cash compensation                              80,100      127,590         80,400
   Awards of contingent stock                         28,900       92,850        157,550
   Shares issued related to acquisitions                   -       20,691        957,335
   1995 stock split                                        -            -     21,199,670
   Number of shares issued, end of year           42,856,704   42,747,704     42,506,573

Changes in treasury stock:
   Number of shares held, beginning of year          226,758      224,758        122,306
   Shares issued in acquisition                            -            -        (11,927)
   Awards of contingent stock                       (153,800)           -              -
   Purchase of treasury shares                       159,200            -              -
   Contingent stock forfeited                            300        2,000          2,000
   1995 stock split                                        -            -        112,379
   Number of shares held, end of year                232,458      226,758        224,758


Non-cash compensation in each year includes the shares, if any, issued as all or a portion of the Company's contribution to its profit-sharing plan as determined by the Board of Directors of the Company, for the respective preceding year and shares issued each year to non-employee directors under the restricted stock plan for non-employee directors (the "Directors Stock Plan"), discussed below. The amount charged to operations related to these shares issued was $322,000 in 1997 ($3,242,000 in 1996 and $3,556,000 in 1995). Non-cash compensation in
1997 included only the amount charged to operations for shares issued under the Directors Stock Plan, as the Company's 1997 profit-sharing plan contribution was made entirely in cash.

The Directors Stock Plan, as mentioned above, provides annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at other than an annual meeting, for less than 100% of fair value at date of grant in lieu of cash payments for certain directors' fees. Shares issued under this plan are restricted as to disposition by the holders as long as such holders remain directors of the Company. The excess of fair value over the granting price of shares issued under this plan is charged to operations at the date of such grant.

The Company's contingent stock plan provides for the granting to employees of awards to purchase common stock (during the succeeding 60-day period) for less than 100% of fair market value at the date of award. Shares issued under the contingent stock plan ("Contingent Stock") are restricted as to disposition by the holders for a period of at least three years after issue. In the event of termination of employment prior to lapse of the restriction, the shares are subject to an option to repurchase by the Company at the price at which the shares were issued. Such restriction will lapse prior to the expiration of the vesting period if certain events occur which affect the existence or control of the Company. On August 14, 1997, the Board of Directors amended the contingent stock plan to provide that the Grace Packaging merger would not constitute such an event.

The excess of fair value over the award price of Contingent Stock is charged to operations as compensation over a three-year period. In 1997, such charges amounted to $4,467,000 ($3,498,000 and $3,370,000 in
1996 and 1995, respectively). The aggregate fair value of Contingent Stock issued is credited to common stock and additional paid-in capital accounts, and the unamortized portion of the compensation is deducted from shareholders' equity.

                                  F-23

A summary of the changes in shares available for the Directors Stock Plan and the Contingent Stock Plan
follows:


     Changes in the Directors Stock Plan shares:           1997         1996       1995

     Number of shares available, beginning of year         29,200     161,400      82,200
     Shares issued for new awards (1)                      (7,200)     (7,200)     (1,500)
     1995 stock split                                           -           -      80,700
     Reduction in shares authorized during year                 -    (125,000)          -
     Number of shares available, end of year               22,000      29,200     161,400

     Weighted average per share market value
       of stock on grant date (2)                          $45.75       $35.13     $21.50


     Changes in the Contingent Stock Plan shares:           1997        1996        1995

     Number of shares available, beginning of year        646,150     737,000    505,900
     Shares issued for new awards (1)                    (182,700)    (92,850)  (157,550)
     Contingent stock forfeited                               300       2,000       2,000
     1995 stock split                                           -           -     386,650
     Number of shares available, end of year              463,750     646,150     737,000

     Weighted average per share market value
        of stock on grant date (2)                         $46.47      $36.59      $21.97

(1) For the Directors Stock Plan during 1995, all 1,500 shares were issued before the 1995 stock split.  For the Contingent Stock Plan during 1995, 119,050 shares were issued before such stock split and the remaining
38,500 shares were issued after such stock split.

(2)  Per share data adjusted to reflect the effect of the 1995 stock split.



The Company has adopted only the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The compensation cost that has been charged against income for the Company's stock-based
compensation was noted above.   Since such compensation cost is
consistent with the compensation cost that would have been recognized for the Company's stock plans under the provisions of FASB Statement No. 123, the pro forma disclosure requirements under such statement are not applicable.

The Company currently has the authority to issue 1,000,000 shares of preferred stock, without par value, none of which were issued at December 31, 1997.

Note 9  Income Taxes

The Company's method of accounting for income taxes is the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences and are measured using enacted tax rates and laws applicable to the periods in which the taxes become payable.

                                  F-24

The components of earnings before income taxes follow:
(In thousands of dollars)
                                 1997          1996         1995
__________________________________________________________________

Domestic                     $107,261       $ 91,055      $ 61,007
Foreign                        26,227         23,540        26,147
                             $133,488       $114,595      $ 87,154

The components of the provision for income taxes on earnings follow:

(In thousands of dollars)

                                 1997          1996         1995
__________________________________________________________________
Current tax provision:

  U.S. federal               $36,409        $31,888       $20,624
  U.S. state and local         9,345          8,085         5,830
  Foreign                     10,753         10,590         9,347
                              56,507         50,563        35,801

Deferred tax provision (benefit):

  Domestic                    (2,396)        (4,067)       (2,589)
  Foreign                       (544)        (1,230)        1,214
                              (2,940)        (5,297)       (1,375)
Provision for income taxes   $53,567        $45,266       $34,426


The Company's deferred tax liability, net of deferred tax assets, at December 31, 1997 and 1996 amounted to $2,973,000 and $6,014,000, respectively. The principal components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


(In thousands of dollars)
                                              1997               1996
_____________________________________________________________________

Deferred tax assets:
  Accrued liabilities                       $ 5,924            $ 7,970
  Patents and other intangibles               5,396              2,830
  Facilities consolidation and integration    3,364              3,801
  Inventory                                   2,736                824
  Deferred compensation                       1,561              1,121
  Bad debts                                   1,423                732
  Property and equipment                      1,217              1,169
  Deferred revenue                              729              1,128
  Other                                       6,735              5,159
                                             29,085             24,734
  Valuation allowance                          (810)              (277)
    Deferred tax asset                      $28,275            $24,457

Deferred tax liabilities:
  Property and equipment                    $24,706            $24,944
  Deferred revenue                            1,011                855
  Patents and other intangibles                 434                598
  Other                                       5,097              4,074
    Deferred tax liability                  $31,248            $30,471

                                  F-25

The Company expects that it is more likely than not that the net deferred tax assets of $28,275,000 at December 31, 1997 will be realized based on the future reversals of existing deferred tax liabilities and the continuation of earnings, which may be affected by factors outside the Company's control. The valuation allowance of $810,000 is maintained for certain foreign deferred tax assets primarily relating to insignificant net operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $533,000 in 1997 related to additional foreign net operating losses in 1997.



An explanation of the difference between the effective income tax rate and the statutory U.S. federal income income tax rate expressed as a percentage of earnings before income taxes for the years ended December 31,
1997, 1996 and 1995 follows:
                                                                 1997       1996       1995


Statutory U.S. federal income tax rate                           35.0%      35.0%     35.0%

Provision for foreign withholding taxes
 and additional U.S. taxes on
 repatriated and accumulated earnings of
 foreign subsidiaries                                             0.6        0.1       0.1

Tax effect of expenses not subject
 to tax benefit                                                   2.4        1.4       1.7

State income taxes, net of U.S. federal income tax benefit        4.4        4.5       4.0

Taxes on foreign earnings at other than the
  statutory U.S. federal income tax rate                         (0.6)      (0.6)     (0.4)

Other miscellaneous items                                        (1.7)      (0.9)     (0.9)

Effective income tax rate                                        40.1%      39.5%     39.5%



The Company's tax provisions for 1997, 1996 and 1995 give effect to foreign withholding taxes on the repatriation of accumulated earnings from the Company's foreign subsidiaries and additional U.S. taxes, if any, on such accumulated earnings. The Company has provided U.S. and foreign income taxes on the accumulated earnings of the Company's foreign subsidiaries through December 31, 1997.

The Company's Dutch subsidiary is entitled to certain tax incentives to manufacture certain product lines under agreements with local tax authorities. The total amount of such incentives is dependent on the profitability of such product lines over a period extending through 1999.

Note 10  Commitments and Contingent Liabilities

The Company is obligated under the terms of various leases covering many of the facilities occupied by the Company. The Company accounts for substantially all of its leases as operating leases. Net rental expense for 1997 was $11,209,000 ($10,939,000 and $10,228,000 in 1996 and 1995,
respectively). Estimated future minimum annual rental commitments under noncancelable real property leases expiring through 2023 are as follows:
1998 - $9,374,000; 1999 - $6,424,000; 2000 - $5,204,000; 2001 -
$3,925,000; 2002 - $3,050,000; and subsequent years - $7,560,000.

                                  F-26

The Company's worldwide operations are subject to environmental laws and regulations which, among other things, impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of environmental laws and regulations on its operations and believes that it is in substantial compliance with all material applicable environmental laws and regulations.

At December 31, 1997, the Company was a party to, or otherwise involved in, several federal and state government environmental proceedings and private environmental claims for the cleanup of Superfund or other sites. The Company may have potential liability for investigation and cleanup of certain of such sites. At most of such sites, numerous companies, including either the Company or one of its predecessor companies, have been identified as potentially responsible parties ("PRPs") under Superfund or related laws. It is the Company's policy to provide for environmental cleanup costs if it is probable that a liability has been incurred and if an amount which is within the estimated range of the costs associated with various alternative remediation strategies is reasonably estimable, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. At December 31, 1997 and 1996, such environmental related provisions are not material. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material to the Company's consolidated financial position. Environmental liabilities may be paid over an extended period, and the timing of such payments cannot be predicted with certainty.

The Company is also involved in various legal actions incidental to its business. Company management believes, after consulting with counsel, that the disposition of its litigation and other legal proceedings and matters, including environmental matters, will not have a material effect on the Company's consolidated financial position.

                                  F-27

Interim Financial Information (Unaudited)
(In thousands of dollars except per share data)

Quarter    	Net Sales           Gross Profit           Net Earnings      Earnings Per Share

          1997     1996        1997     1996          1997(a)    1996     1997(a)      1996
First   $202,859  $185,930  $ 75,434 $ 68,741      $ 19,441  $ 15,890     $ .46       $ .37
Second   211,607   193,116    79,776   72,661        21,671    17,573       .51         .42
Third    206,303   196,532    78,195   73,126        21,397    17,141       .50         .40
Fourth   222,064   214,034    85,911   79,899        17,412    18,725       .41         .44
Year    $842,833  $789,612  $319,316 $294,427      $ 79,921  $ 69,329  $   1.88    $   1.63

a) Reported net of the transaction expenses incurred primarily related to the Grace Packaging merger in the amount of $850,000 in the third quarter and $7,555,000 in the fourth quarter of 1997. Excluding these expenses, net earnings and earnings per share for the third and fourth quarter of 1997 were $21,912,000, or $0.51 per share, and $22,963,000, or $0.54 per share, respectively. For 1997, the transaction expenses amounted to $8,405,000. Excluding such expenses, net earnings and earnings per share for 1997 were $85,987,000,or $2.02 per share.

                                  F-28



                               SEALED AIR CORPORATION AND SUBSIDIARIES
                                  VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                     (In thousands of dollars)

                                            ADDITIONS
                          BALANCE AT  CHARGED TO  CHARGED TO
                          BEGINNING   COSTS AND   OTHER          DEDUCTIONS    BALANCE AT
DESCRIPTION               OF YEAR     EXPENSES    ACCOUNTS (1)       (2)       END OF YEAR

Year ended December 31, 1997

  Allowance for doubtful
      accounts             $5,623    $ 1,073      $    656         $1,553       $5,799

Year ended December 31, 1996

Allowance for doubtful
      accounts             $5,261     $1,151      $    301         $1,090       $5,623

Year ended December 31, 1995

  Allowance for doubtful
       accounts            $3,970     $2,421      $    350         $1,480       $5,261

(1) Primarily recoveries of bad debts and allowance for doubtful accounts of companies acquired at dates of acquisition.

(2)  Primarily accounts receivable balances written off.

                                  F-29